Form 10-Q
period 2015-06-30
Paramount Supply Inc
filed 2015-09-01
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Commission file number 333-202052

PARAMOUNT SUPPLY INC
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

40 Lielais prospekts,

Ventspils, LV-3601 Latvia

supplyparamount@gmail.com

(Address of principal executive offices, including zip code.)

(702) 843-0232

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of August 31, 2015

ITEM 1. FINANCIAL STATEMENTS

PARAMOUNT SUPPLY INC
BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$4,888	$233

TOTAL CURRENT ASSETS	4,888	233

FIXED ASSETS
Building/Property	$10,500	$10,500
Accumulated Depreciation	375	-

TOTAL FIXED ASSETS	10,125	10,500

TOTAL ASSETS	$15,013	$10,733

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$300	$200
Income Tax Payable	2,303	1,600

TOTAL LIABILITIES	$2,603	$1,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER EQUITY

Common stock: authorized 75,000,000; $0.001 par value;
4,000,000 shares issued and outstanding at
June 30, 2015 and September 30, 2014	4,000	4,000
Retained Earnings	8,411	4,933

Total Stockholders' Equity	$12,411	$8,933

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$15,013	$10,733

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2015
	(Unaudited)	(Unaudited)
REVENUES
Sales:
Merchandise Sales	$30,379	$81,215
Total Income	30,379	81,215

Cost of Goods Sold:
Fashion Bags Purchases	$25,126	$47,953
Total Cost of Goods Sold	25,126	47,953

Gross Profit	5,253	33,262

Operating Expenses:
General and administrative	$921	$986
Advertising & Promotion	15,980	22,846
Depreciation	125	375
Professional Fees	2,055	4,875
Total Expenses	19,080	29,082

Income Before Income Tax	$(13,827)	$4,180

Provision for Income Tax	(3,469)	703

Net Income for Period	(10,357)	3,478

Net gain (loss) per share:
Basic and diluted	$(0.00)	$0.00
Weighted average number of shares outstanding:
Basic and diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF CASH FLOWS

For the
Nine Months Ended
June 30, 2015
(Unaudited)

Operating activities:

Net Income	$3,478
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Income Taxes Payable	703
Accumulated Depreciation	375
Net cash provided by operating activities	$4,555

Financing activities:
Proceeds from issuance of common stock	-
Due to related party	100
Net cash provided by financing activities	$100

Investing activities:
Purchase of Building/Property	$-
Net cash provided by investing activities	-

Net increase in cash	$4,655

Cash, beginning of period	233

Cash, end of period	$4,888

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-
Interest	$-

The accompanying notes are an integral part of these financial statements

Paramount Supply Inc

Notes to the Financial Statements

June 30, 2015

Note 1: Organization and Basis of Presentation

Paramount Supply Inc (the “Company”) is a for profit corporation established under the Corporation

Laws of the State of Nevada on September 12, 2014.

The Company was formed for the purpose of marketing and distributing ladies fashion handbags. The Company and newly created company and is subject to all risks inherent to the establishment of a start-up business enterprise.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30, 2015 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Paramount”, “Paramount Supply”, “we”, “us”, “our” or the “company” are to Paramount Supply Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Paramount Supply Inc

Notes to the Financial Statements

June 30, 2015

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when all the following conditions have been met:

a.	the customer has prepaid for the product;
b.	the product has been shipped from either Paramount or one of our suppliers, and;
c.	the product has been delivered and signed for by the customer as evidenced by the shipping company.

Customers are allowed to return the products within 30 days for exchange or refund if defects in manufacturing are identified. The company does not believe the 30 day exchange or refund will have a material impact on our revenue recognition as any product which has a defect in manufacturing will be returned to the supplier for replacement or refund for the customer based upon pursuant law and the Uniform Commercial Code.

Based on the above, the Company determined that the revenue recognition for the sales is in accordance with the FASB ASC 605-15-25-1.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Paramount Supply Inc

Notes to the Financial Statements

June 30, 2015

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Our effective tax rate for fiscal years 2015 and 2014 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Income taxes are calculated and accrued for U.S. taxes only. The company does not currently accrue any Latvian taxes under Latvian corporate rules. As we become profitable, and have sustained revenue within Latvia, we may become subject to Latvian taxes.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements. During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended September 30, 2014.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine month period ended June 30, 2015, the Company had a net profit of $3,478. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Paramount Supply Inc

Notes to the Financial Statements

June 30, 2015

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Note 4: Concentrations

Initial sales are concentrated with two clients. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

The Director and President of the Company made the initial deposits to the Company’s bank accounts (checking and savings) in the amount $300 which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On September 23, 2014 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

As of March 31, 2015 there were no outstanding stock options or warrants.

Paramount Supply Inc

Notes to the Financial Statements

June 30, 2015

Note 8: Fixed Assets

In September 2014 the Company purchased for $10,500 land and a small office located at 1 Varpu iela, Kakciems, Latvia, LV-2135. The building is valued at $7,500 and the land at $3,000. The Company will utilize the space as a primary office.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Land –	0 years
Buildings –	15 years
Office Equipment –	7 years

During the quarter ended June 30, 2015 the Company recorded $125 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

Note 9: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 10: Related Party Transactions

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the Company’s director. The nature and details of the transaction are described in Note 6.

Note 11: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this quarterly report, including in the documents incorporated by reference into this report, include some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the offering on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Results of Operations

Our total assets at June 30, 2015 were $15,013, which was $4,888 cash in the bank and $10,125 in building/land assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

Our net income (loss) for the three months ended June 30, 2015 and 2014 was $(10,357). Our net income for the nine months ended June 30, 2015 was $3,478.

As of June 30, 2015, there is a total of $300 in notes payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The notes payable are interest free and payable on demand. Income taxes payable at June 30, 2015 is $2,303.

The following table provides selected financial data about our Company for the period from the date of incorporation through June 30, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data: 6/30/2015

Cash	$4,888
Total assets	$15,013
Total liabilities	$2,603
Stockholder’s equity	$12,411

Plan of Operation for the next 12 months

Our cash balance is $4,888 as of June 30, 2015. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time. During the period from inception through June 30, 2015 we had revenue in the amount of $121,615 with cost of goods sold of $81,788, resulting in gross profits of $39,827. The revenue was comprised of orders from one customer and the cost of goods sold were orders with two suppliers.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. There is no assurance we will ever reach that stage. To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand operations but we cannot guarantee that once we expand operations we will stay in business after doing so.

 If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $80,000 from this offering, it will last one year, but we may need more funds to develop growth strategy, and we will have to revert to obtaining additional money.

In the next twelve months, following completion of our public offering, we plan to engage in the following activities to expand our business operations, using funds as follows:

	25% of	50% of	75% of	100% of
	shares sold	shares sold	shares sold	shares sold

Gross Proceeds from this Offering(1):	$20,000	$40,000	$60,000	$80,000

Legal and Accounting fees	$10,000	$10,000	$10,000	$10,000
Website development	$2,500	$5,000	$7,000	$8,000
Marketing and Advertising(2)	$2,500	$15,000	$18,000	$25,000
Establishing an office	$3,000	$5,000	$5,000	$5,000
Samples and shipping	$2,000	$5,000	$5,000	$5,000
Salaries	$0	$0	$15,000	$27,000
TOTALS	$20,000	$40,000	$60,000	$80,000

_______________

(1)	Expenditures for the 12 months following the completion of this offering. The expenditures are categorized by significant area of activity.
(2)	Includes travel costs to trade shows and exhibits.

During the first stages of our growth, our director will provide all of the labor required to execute our business plan at no charge, except we intend to hire a website programmer on a contract basis for three months at an estimated cost of $2,500-$8,000 to develop and test our website.

Artis Jansons, our president will devote approximately 10 to 20 hours of his time to our operations. Once we begin operations, and are able to attract more and more customers to buy our product, Mr. Jansons has agreed to commit more time as required. Because Mr. Jansons will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

If the need for cash arises before we complete our public offering, we may be able to borrow funds from our director although there is no such formal agreement in writing. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to profitably sell our product. Our plan of operations is as follows:

Establish Our U.S. Office

Month 1-2: Our director will take care of our initial administrative duties. A temporary office in the USA will be established with basic office equipment, which should not exceed $6,000 in expenses. If we sell the maximum shares in this offering we will spend up to $6,000 to set up the office. The office will be used for initial communication with supplier and distributors in the USA and hold all related samples and paperwork.

Development of Our Website

Months 3-5: During this period, we intend to develop our website. We plan to hire a web designer to help us with the design and development of our website. We do not have any written agreements with any web designers at current time. The website development costs, including site design and implementation will be $2,500-$8,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiation With Potential Customers (Distributors And Brokers)

Months 5-12: We hope to negotiate agreements with national store chains which sell Ladies Fashion Bags like K-Mart, Wal Mart, Macy`s and Sears and medium-sized wholesale and wholesale fashion bags companies. To date, several medium-sized wholesale Ladies Fashion Handbag companies have expressed interest in our products. We have contacted buyers from these companies and have engaged in discussion regarding supplying Ladies Fashion Handbag products. We have no written agreements with any of them at the current time but we will be providing samples to several buyers in an attempt to secure contracts with these companies. Providing samples to our main prospects should cost between $2,000 and $5,000 including shipping costs. As soon as we get approval from potential buyers the product will be shipped directly from manufacturer to the buyer, or picked up and delivered from the supplier at one of their U.S. representative locations.

Marketing

Months 5-12: We plan to advertise through home decor trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We intend to develop and maintain a database of potential customers who may want to purchase Ladies Fashion Handbags from us. We will follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We intend to spend between $2,500 and 25,000 on marketing efforts during the first year, depending upon the success of the offering. Marketing is an ongoing matter that will continue during the life of our operations.

Hire a Salesperson

Months 8-10: If we are able to raise at least 50% of our offering we intend to hire one salesperson with experience and established network in the fashion bags distribution industry. The salesperson’s job would be to find new potential customers, and to execute agreements with them to buy our Ladies Fashion Handbag products. Compensation to the salesperson would be a small salary and commissions on sales. Estimated cost is approximately from $15,000 to $27,000.

Liquidity and Capital Resources

At June 30, 2015 the Company had $4,888 in cash and there were outstanding liabilities of $2,603. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-202052, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Supply Inc Registrant

Date: August 31, 2015	By	/s/ Artis Jansons
Artis Jansons
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

