Form 10-K
period 2015-09-30
Paramount Supply Inc
filed 2015-12-09
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-202052

PARAMOUNT SUPPLY INC
(Exact name of registrant as specified in its charter)

Nevada	35-2515740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Lielais prospekts,

Ventspils, LV-3601 Latvia

(Address of registrant's principal executive offices)

Registrant's telephone number, including area code: (702) 843-0232

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 1, 2015, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 7, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Paramount" and "Paramount Supply" mean Paramount Supply Inc, unless the context clearly requires otherwise.

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On September 12, 2014, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of marketing and distributing Ladies Fashion Handbags products.

Artis Jansons has served as our President, Treasurer and as a Director, from September 12, 2014, until the current date. Our board of directors is comprised of one person: Artis Jansons.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. On September 23, 2014, Artis Jansons, our President and a Director purchased an aggregate of 4,000,000 shares of common stock at $0.001 per share, for aggregate proceeds of $4,000.

On September 2, 2015 the Company issued 1,000,000 shares of common stock for a purchase price of $0.04 to 30 independent investors pursuant to an offering on Registration Statement on Form S-1. The Company received proceeds of $40,000.00.

As of September 30, 2015 there were 5,000,000 shares of common stock issues and outstanding and there were no outstanding stock options or warrants.

IN GENERAL

We were incorporated on September 12, 2014 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have made significant purchase of assets, namely we purchased our office building in Latvia. We are not a "blank check company," as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, as amended, because we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger. We are not a "shell company" within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, engaging in market research, purchasing our office building in Latvia, entering into supply agreements and generating some revenues. We received our initial funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of common stock at $0.001 per share. On September 2, 2015 the Company issued 1,000,000 shares of common stock for a purchase price of $0.04 to 30 independent investors pursuant to an offering on Registration Statement on Form S-1. The Company received proceeds of $40,000.00.

Our financial statements from inception (September 12, 2014) through September, 2015 report revenues of $152,515 and net income (loss) of $(31,925). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We are a start-up company which is in the business of marketing and distributing Ladies Fashion Handbag products. We intend to use the net proceeds from this offering to develop our business operations. We completed our offering pursuant to a Registration Statement on Form S-1 which provided funding of $40,000 for the next twelve months. After twelve months period we may need additional financing. Artis Jansons, our President and a Director, has agreed to loan the Company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company's principal offices are located at 40 Lielais prospekts , Ventspils, LV-3601 Latvia.

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) market research related to Ladies Fashion Handbag products, and (iv) entering into supply agreements and purchasing our office building in Latvia. We have generated revenues of $152,515 since inception.

INITIAL FOCUS OF OUR BUSINESS

We plan to become a leading distributor of Ladies Fashion Handbags in the Unite States in forms including but not limited to Designer Ladies Leather Fashion Handbags, Colorful Fashion Lady Cotton Leisure Shoulder Handbags, PU Fashion Lady Handbags, Eco Bags, Non Woven Tote Bags, Shopping Bags, Attractive Casual Bags, Zipped Trapeze Designer Fashion Handbags, Designer Vintage Leather Ladies Handbags, Ladies Messenger Fashion Handbags. If our business is initially successful in the United States, then we will focus on other markets.

We currently have $152,515 in revenues since inception (September 12, 2014), some operating history, and a number of orders to purchase Ladies Fashion Handbag products. We now have one major customer. All current orders from this customer were ordered and delivered already, there are no orders outstanding. We expect to get another customer and expand our sales and our operations by the end of the fiscal year. Our plan of operations over the 12 month period is to further develop and establish our Ladies Fashion Handbags distribution business by outfitting our office, developing our website, attempting to enter into more supply agreements with prospective distributors of Ladies Fashion Handbag products, engage in advertising and marketing activities and if revenues allow, hire a sales person.

OUR PRODUCTS

Brief History of Our Products

A handbag, also purse, pocketbook or pouch in American English, is a handled medium-to-large bag that is often fashionably designed, typically used by women, to hold personal items such as wallet/coins, keys, mobile phone, cosmetics and jewelry, books/e-books, pen and paper, food and beverage such as a water bottle, pepper spray and other items for self-defense, feminine hygiene products, contraceptives, tissues and infant care products, or a hairbrush.

The term "purse" originally referred to a small bag for holding coins. In British English, it is still used to refer to a small coin bag. A "handbag" is a larger needed accessory that holds items beyond currency, such as a woman's personal items and emergency survival items. American English typically uses the terms "purse" and "handbag" interchangeably. The term "handbag" began appearing in the early 1900s. Initially, it was most often used to refer to men's hand-luggage. Women's accessory bags grew larger and more complex during that period, and the term was attached to the women's accessory. Handbags are used as fashion accessories as well as functional ones. The verb "handbagging" refers to hitting someone or something with a handbag.

Early modern Europeans wore purses for one purpose, to carry coins. Purses were made of soft fabric or leather, and were worn by men as often as ladies; the Scottish sporran is a survival of this custom. In the 17th century, young girls were taught embroidery as a necessary skill for marriage; this also helped them make very beautiful handbags. By the late 18th century, fashions in Europe were moving towards a slender shape, inspired by the silhouettes of Ancient Greece and Rome. Women wanted purses that would not be bulky or untidy in appearance, so reticules were designed. Reticules were made of fine fabrics like silk and velvet, with wrist straps. Originally popular in France, they crossed over into Britain, where they became known as "indispensables". Men, however, did not adopt the trend. They used purses and pockets, which became popular in men's trousers.

According to type of handle, handbags are often categorized as:

•	Tote: a medium to large bag with two straps and an open top

•	Cross-body: one long strap that crosses over the body, with the bag resting at the front by the waist

•	Sling bag: one long, wide strap that crosses over the body, with the bag resting on the back

•	Shoulder bag: any bag with shoulder-length straps

•	Clutch: handleless

Handbags that are designed for specific utilitarian needs include:

•	Laptop purse: a medium to large bag that contains a padded interior compartment or sleeve for protecting a laptop computer

•	Camera bag: for carrying photography equipment

•	Gym bag: for carrying toiletry items and the clothing and/or shoes a person intends to use for their workout

•	Cosmetic bag: a small bag for holding cosmetics, often made of synthetic waterproof protective material

•	Duffle bag: a large cylindrical bag usually used for travel or sports gear, sometimes called a "weekend bag"

•	Security bag: protects the carrier from travel theft and includes an invisible stainless steel strap sewn into the fabric and a protectant on the main zipper.

A bag (also known regionally as a sack) is a common tool in the form of a non-rigid container. The use of bags predates recorded history, with the earliest bags being no more than lengths of animal skin or woven plant fibers, folded up at the edges and secured in that shape with strings of the same material. Despite their simplicity, bags have been fundamental for the development of human civilization, as they allow people to easily collect loose materials such as berries or food grains, and to transport more items than could readily by carried in the hands.

In the modern world, bags are ubiquitous, with many people routinely carrying a wide variety of them in the form of cloth or leather briefcases, handbags, and backpacks, and with bags made from more disposable materials such as paper or plastic being used for shopping, and to carry home groceries. A bag may be closable by a zipper, snap fastener, etc., or simply by folding (e.g. in the case of a paper bag). Sometimes a money bag or travel bag has a lock. The bag likely predates the inflexible variant, the basket, and bags usually have the additional advantage over baskets of being fold-able or otherwise compressible to smaller sizes. On the other hand, baskets, being made of more rigid material, may better protect their contents.

An empty bag may or may not be very light and foldable to a small size. If it is, this is convenient for carrying it to the place where it is needed, such as a shop, and for storage of empty bags. Bags vary from small ones, like purses, to large ones for use in traveling like a suitcase. The pockets of clothing are also a kind of bag, built into the clothing for the carrying of suitably small objects.

Handbag producers are also making environmental breakthroughs. In late 1990s, some of our suppliers began producing handbags made of EEKO, a mainly water-based combination of natural and synthetic rubbers with the look, feel, and colorability of leather. Company management team hopes this new material will eventually replace leather and leather substitutes. Our suppliers also began shipping a new line of handbags made of polypropylene EEKO2, a material that emulates cotton, for products ranging from tote bags to fashion bags.

Current Market

Various industry and market websites have reported that the handbag and purse manufacturing industry has rebounded over the past five years, as world economic conditions have improved and consumers have resumed spending on non-essential items. Additionally, international trade has been a key feature of the industry, as companies that operate in developed economies such as the United States and United Kingdom outsource industry products from emerging economies, such as China, to reduce costs. If the global economic recovery continues it will increase demand on the manufacturers, suppliers and distributors.

The industry is highly fragmented. No single company is expected to make up more than 1.0% of revenue in 2015. The market share concentration in the global handbag and purse manufacturing industry increased slightly in recent years due to mergers and consolidation among industry participants. The very high labor intensity of most of the industry's production lends itself toward many small operations.

There are many well-established manufacturing, distribution and wholesale sale companies in our industry. We hope to offer the latest styles and the highest quality handbags to our customers, at the lowest price, so we can succeed in the business. By us ordering directly from multiple suppliers in China, we believe we can offer our customers the best possible prices for the similar or better quality products.

We have entered into a supply agreement with Beyond Bags & Cases Co., LTD, Guangzhou Xinde Leather Goods Factory and Guangzhou Xishang Co., Ltd. of China. The material terms of the supply agreement are that we must pay 30% for the purchase of Ladies Fashion Handbag goods before shipment, which is initially planned to be in the United States. Until such time as we accept delivery of the products, all risk of loss of the Ladies Fashion Handbags is on the supplying seller. We, or our customers if the product is shipped directly to the customer, have the right to inspect the goods on arrival and have 3 days to notify the supplying seller of any claim for damages with respect to the condition, grade or quality of the Ladies Fashion Handbag products. We transmit any orders received to our supplier for shipment. Our customers are responsible to cover the shipping costs, whether direct shipped to them or to us. Shipping costs are automatically added to a customer's final bill.

Some of our suppliers have product representatives and/or pick up locations in the U.S. In the event that the product representative or location is in an area where we have independent salespeople, the products will be picked up by our independent salesperson from supplier locations in the U.S. and delivered to our clients. The client also has the option of picking up the order from the supplier pick up locations or from us. The shipping costs to our U.S. location would be passed on to the client.

MARKETING

We believe that the best way to market our products is through fashion trade shows. There are various fashion trade shows and exhibits that take place every year, such as Stylemax, Atlanta Apparel, Fashion Coterie, Fashion Industry Gallery (FIG) that take place every year– just to name a few. We also plan to market our products through (i) magazines, such as California Apparel News, LAX Magazine, Chiffon Magazine, Splash Magazine (ii) Internet advertising on websites, such as BagsMagazine.com, and (iii) through our website that we plan to develop as part of our 12-month plan of operation, and (iv) various social networking sites. We believe that we can establish relationships with and Ladies Fashion Handbags product distributors in the United States through these mediums of communication.

COMPETITION

There are many well-established manufacturing, distribution and wholesale sales companies in our industry. We expect to face medium to high level of resistance when we enter the market, where it will be up to our marketing efforts and negotiation skills to acquire new customers. Most of our competitors have greater financial resources than we do and will be able to withstand sales or price decreases better than we are. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China or the United States will have a material impact on the way we conduct our business.

PATENTS, TRADEMARKS AND COPYRIGHTS

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

FACILITIES

We currently own our physical property in Latvia: our office building. Our current business address is 40 Lielais prospekts, Ventspils, LV-3601 Latvia. Our telephone number is (702) 843-0232. This location serves as our primary office for planning and implementing our business plan. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this report. Our sole officer and director, Artis Jansons, is an independent contractor to the Company and currently devotes approximately 20 hours per week to company matters. Mr. Jansons will devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website once our website is completed and launched.

Jobs Act

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an "emerging growth company" under the Jumpstart Our Business Startups ("JOBS") Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.''

A "large accelerated filer" is an issuer that, at the end of its fiscal year, meets the following conditions:

1.

it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer's most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.

Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.

Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.

The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer's size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions.

Smaller Reporting Company

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY - THE JOBS ACT

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company's executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of the reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to our Business

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

In their report dated December __, 2015, our independent registered public accounting firm, B.F. Borgers CPA PC, stated that our financial statements for the years ended September 30, 2015 and 2014, were prepared assuming the company will continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business. For the period from inception (September 12, 2014) to September 30, 2016, we had a net profit (loss) of $(31,925). We will need to generate significant revenue in order to achieve profitability and we may never become profitable. The going concern paragraph in the independent auditor's report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock. We intend to use the net proceeds of $40,000 from our recent offering to develop our business operations.

We have a very limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful commercial activities. We may not be successful in carrying out our business objectives.

We were incorporated on September 12, 2014 and to date, have been involved primarily in organizational activities, purchasing our office building in Latvia, obtaining financing and closing sales. Accordingly we have limited track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a start-up company which sells Ladies Fashion Handbag products. As of our year ended September 30, 2015, we had accumulated loss of $31,925. Internet-based wholesale companies selling products of third parties often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

The sole officer and director of the Company, currently devotes approximately 10 to 20 hours per week to Company matters. He does not have any public company experience and is involved in other business activities. The Company's needs could exceed the amount of time or level of experience he may have. This could result in his inability to properly manage Company affairs, resulting in our remaining a start-up company with no revenues or profits.

Our sole officer and director is not required to work exclusively for us and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment by other companies. His other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that Artis Jansons, our President, will devote between 10 and 20 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch if our operations increase. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of our sole officer and director.

In addition, our sole officer and director lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our sole officer and director has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Current management's lack of experience in and with the sale of Ladies Fashion Handbags means that it is difficult to assess, or make judgments about, our potential success.

Our sole officer and director has no prior experience with or ever been employed in a job involving the marketing and distribution of Ladies Fashion Handbags. Additionally, our sole officer and director does not have a college or university degrees, or other educational background in a field related to operating a business which sells Ladies Fashion Handbags. With no direct training in the Internet wholesale business, our sole officer and director may not be fully aware of many of the specific requirements related to operating a website for the sale of Ladies Fashion Handbags through the Internet. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our officer and sole director's future possible mistakes, lack of sophistication, judgment or experience in this industry.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

We depend entirely on Artis Jansons, our sole officer and director, for all of our operations. The loss of Mr. Jansons would have a substantial negative effect on our company and may cause our business to fail. Mr. Jansons has not been compensated for his services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Jansons' services could prevent us from completing the development of our plan of operation and our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on sole officer and director. We do not anticipate entering into employment agreements with them or acquiring key man insurance in the foreseeable future.

Since 80% of our shares of common stock are owned by our sole officer and director, our other stockholders may not be able to influence control of the company or decision making by management of the company, and as such, sole officer and director may have a conflict of interest with the minority shareholders at some time in the future.

Our sole officer and director beneficially owns 80% of our outstanding common stock. The interests of our primary shareholder may not be, at all times, the same as that of our other shareholders. Our officer and director is not simply a passive investor but is also the sole executive officer of the Company, and as such his interests may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, his fiduciary duties as officer or as member of the Company's board of directors. Also, our sole officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

Deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, uncertain credit markets or other recessionary type conditions could have a negative impact on our business, financial condition, results of operations and cash flows.

Deterioration in general macro-economic conditions would impact us through (i) potential adverse effects from deteriorating and uncertain credit markets (ii) the negative impact on our suppliers and customers and (iii) an increase in operating costs from higher energy prices.

Impact of Credit Market Uncertainty

Significant deterioration in the financial condition of large financial institutions in recent years resulted in a severe loss of liquidity and available credit in global credit markets and in more stringent borrowing terms. Accordingly, we may be limited in our ability to borrow funds to finance our operations. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse effect on our planned business operations and financial condition.

Impact on our Suppliers

Our business depends on maintaining a favorable relationship with our suppliers and on our supplier's ability and/or willingness to sell products to us at favorable prices and terms. Many factors outside of our control may harm this relationship and the ability or willingness of our suppliers to sell us products on favorable terms. One such factor is a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our supplier's operations and make it difficult for it to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements. Financial or operational difficulties that our suppliers may face could also increase the cost of the products we purchase from the suppliers or our ability to source products from them. In addition, the trend towards consolidation among suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with our suppliers and could lead to less competition and result in higher prices. We could also be negatively impacted if our suppliers experience bankruptcy, work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Impact on our Customers

Deterioration in macro-economic conditions may have a negative impact on our customers' financial resources and disposable income. This impact could reduce their willingness or ability to pay for non-essential accessories which results in lower sales for us.

If we cannot obtain enough products to satisfy customer demand, our ability to execute our business plan will be adversely affected.

Our customers' needs will often require the fulfillment of orders within short periods. As a result, a sudden increase in demand from our customers without a correlative increase in the level of products we are able to obtain from our suppliers might prevent us from timely satisfying our customers' demand for products. Because our customers' demand will persist regardless of our ability to meet that demand, our inability to deliver a sufficient quantity of products to satisfy our customers' needs may lead those customers to obtain product elsewhere, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our business is currently reliant on three suppliers. If our suppliers do not meet our requirements, our ability to supply products to our customers will be materially impaired.

We currently rely on three suppliers from which we intend to obtain products. Until we are able to contract with other suppliers, our business will be entirely dependent upon the relationships with these three suppliers. There can be no assurance that we will be able to sustain a relationship with our suppliers or that our suppliers will be able to meet our needs in a satisfactory and timely manner, or that we can obtain substitute or additional suppliers, when and if needed. Our reliance on a limited number of suppliers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the distribution process, quality assurance, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. A significant price increase, an interruption in supply from our suppliers, or the inability to obtain additional suppliers, when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to compete effectively against our competitors.

We expect to face strong competition from well-established companies and small independent companies like our self that may result in price reductions and decreased demand for Ladies Fashion Handbags being sold through our website. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources fulfill the demands by prospective customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business.

Risks Associated with our Common Stock

The trading in our shares will be regulated by Securities and Exchange Commission Rule 15g-9 which established the definition of a "penny stock." The effective result is that fewer purchasers are qualified by their brokers to purchase our shares, and therefore a less liquid market for our investors to sell their shares.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult or impossible for you to resell any shares you may purchase.

Due to the lack of a trading market for our securities, you may have difficulty selling any shares you purchase in this offering.

There is presently no active demand for our common stock and no public market exists for the shares being offered in this prospectus. We plan to contact a market maker immediately to file an application to have our shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved or that our stock will be quoted for sale. As of the date of this filing, there have been no discussions or understandings between the Company nor anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

Our director will continue to exercise significant control over our operations, which means as a minority stockholder, you would have no control over certain matters requiring stockholder approval that could affect your ability to ever resell any shares you purchase in this offering.

Our executive officer and director owns 80% of our common stock. He will have a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the Company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

The Company has a lack of dividend payments.

The Company has paid no dividends in the past and has no plans to pay any dividends in the foreseeable future.

We may, in the future, issue additional common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of the date of this prospectus, the Company had 5,000,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 70,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We intend to become subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations thereunder. In order to comply with such requirements, our independent registered auditors will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. Although we believe that the approximately $10,000 we have estimated for these costs should be sufficient for the 12 month period following the completion of our offering, the costs charged by these professionals for such services may vary significantly. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative affect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that you become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

After, and if ever, we are no longer an "emerging growth company," we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not "emerging growth companies," including Section 404 of the Sarbanes-Oxley Act.

We are not a "shell company" within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."

We are not a "shell company" within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

Nevada's control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

ITEM 2. PROPERTIES.

We currently own our physical property in Latvia: our office building. Our current business address is 40 Lielais prospekts, Ventspils, LV-3601 Latvia. Our telephone number is (702) 843-0232. This location serves as our primary office for planning and implementing our business plan. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is listed on the Over-the Counter Bulletin Board. There has been no active trading of our common stock.

Holders of our Common Stock

As of September 30, 2015, there were 31 registered stockholders, holding 5,000,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On September 23, 2014 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

On September 2, 2015 the Company issued 1,000,000 shares of common stock for a purchase price of $0.04 to 30 independent investors pursuant to an offering on Registration Statement on Form S-1. The Company received proceeds of $40,000.00.

As of September 30, 2015, the Company had 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this prospectus, including in the documents incorporated by reference into this prospectus, includes some statements that are not purely historical and that are "forward-looking statements." Such forward-looking statements include, but are not limited to, statements regarding our Company and management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this prospectus are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Results of Operations

We have generated $152,515 in revenues since our inception on September 12, 2014. Our cost of goods sold was $115,224 resulting in a gross profit of $37,292. During the period from inception to September 30, 2015, our operating expenses were comprised of selling, general and administrative expenses of $66,914. The provision for income tax benefits was $2,303, resulting in a net loss of $31,925. Our selling, general and administrative expenses consisted of mainly private label development, advertising and professional fees.

During the year ended September 30, 2015, we generated $112,115 in revenues with cost of goods sold being $81,389, resulting in a gross profit of $30,727. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $66,882, resulting in a net loss of $36,858. Our selling, general and administrative expenses consisted of mainly private label development, advertising and professional fees.

During the year ended September 30, 2014, we generated $40,400 in revenues with cost of goods sold being $33,835, resulting in a gross profit of $6,565. Our operating expenses for the same period were comprised of administrative expenses of $32, resulting in a net profit of $4,933.

Our total assets at September 30, 2015 were $15,098, which was $5,098 in cash and $10,000 in property (net). We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On September 2, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As September 30, 2015 the Company had 5,000,000 shares of common stock issued and outstanding.

As of September 30, 2015, there is a total of $720 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Plan of Operation for the next 12 months

We closed our recent Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares will be used to fund the initial stages of our business development. Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10K, we have not entered into any definitive agreement to change our direction. The description of our business below assumes that we will continue with our business as originally planned. However, as noted above, we are in discussions that could lead to another direction for the Company.

The following table sets forth the use of proceeds based on the sale of 50% of the securities offered for sale by the Company.

SHARES SOLD	1,000,000
GROSS PROCEEDS	$40,000

Legal & Accounting	10,000
Office set up	5,000
Web site development	5,000
Advertising/marketing	15,000
Samples & Shipping	5.000
Total Expenditures	40,000

Net Remaining Balance	-0-

The figures above represent only estimated costs and may be adjusted based upon revenues.

Our plan of operations over the next 12 month period is as follows:

Establish Our U.S. Office

Month 1-2: Our director will take care of our initial administrative duties. A temporary office in the USA will be established with basic office equipment, which should not exceed $5,000 in expenses. The office will be used for initial communication with supplier and distributors in the USA and hold all related samples and paperwork.

Development of Our Website

Months 3-5: During this period, we intend to develop our website. We plan to hire a web designer to help us with the design and development of our website. We do not have any written agreements with any web designers at current time. The website development costs, including site design and implementation will be $5,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiation With Potential Customers (Distributors And Brokers)

Months 5-12: We hope to negotiate agreements with national store chains which sell Ladies Fashion Bags like K-Mart, Wal Mart, Macy`s and Sears and medium-sized wholesale and wholesale fashion bags companies. To date, several medium-sized wholesale Ladies Fashion Handbag companies have expressed interest in our products. We have contacted buyers from these companies and have engaged in discussion regarding supplying Ladies Fashion Handbag products. We have no written agreements with any of them at the current time but we will be providing samples to several buyers in an attempt to secure contracts with these companies. Providing samples to our main prospects should cost $5,000 including shipping costs. As soon as we get approval from potential buyers the product will be shipped directly from manufacturer to the buyer, or picked up and delivered from the supplier at one of their U.S. representative locations.

Marketing

Months 5-12: We plan to advertise through home decor trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We intend to develop and maintain a database of potential customers who may want to purchase Ladies Fashion Handbags from us. We will follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We intend to spend $2,500 on marketing efforts during the first year unless revenues with support more expense. Marketing is an ongoing matter that will continue during the life of our operations.

ACCOUNTING AND AUDIT PLAN

We intend to continue to have our President prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us approximately $1,000 to review our quarterly financial statements and approximately $2,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $6,000 to pay for our accounting and audit requirements.

SEC FILING PLAN

We expect to incur filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $4,000 for legal costs in connection with our three quarterly filings, annual filing, and costs associated with filing requirements.

RESULTS OF OPERATIONS

We had $152,515 in operating revenues from September 12, 2014 (inception), through September 30, 2015 our year end, with cost of goods being $115,224. Our activities have been financed from sales to our customers and the sale of common stock to sole officer and director for aggregate proceeds of $4,000. There is no assurance that we will continue to have gross profits from sales at this same level, or any sales at all.

For the period of inception to September 30, 2015 we incurred operating expenses of $66,913 and provision for income tax of $2,303.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had a cash balance of $5,098. Our expenditures over the next 12 months are expected to be approximately $40,000, depending upon revenues and cost of goods sold.

Based on our current cash position, we will be able to continue operations for approximately 12 months, assuming we do not raise additional funding. We believe our current cash and net working capital balance is only sufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Nevada for the next 12 months. If we require additional funding in the event revenues are not sufficient to fund operations it will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities. In the absence of such financing, our business will fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

GOING CONCERN CONSIDERATION

We have generated $152,515 revenues since inception. As of September 30, 2015, the Company had net losses of $31,925. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is September 30.

Use of Estimates - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us July differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2015.

Development Stage Entity – The Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Income Taxes -The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Our effective tax rate for fiscal years 2015 and 2014 was 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Income taxes are calculated and accrued for U.S. taxes only. The company does not currently accrue any Latvian taxes under Latvian corporate rules. As we become profitable, and have sustained revenue within Latvia, we may become subject to Latvian taxes.

Loss Per Common Share-The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2015, there were no common stock equivalents outstanding.

Fair Value Of Financial Instruments - Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2015. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Impact of New Accounting Standards

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements. During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended June 30, 2014.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Supply, Inc.:

We have audited the accompanying balance sheets of Paramount Supply, Inc. ("the Company") as of September 30, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Paramount Supply, Inc., as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
December 8, 2015

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PARAMOUNT SUPPLY INC
BALANCE SHEETS
(AUDITED)

	September 30, 2015	September 30, 2014

ASSETS

CURRENT ASSETS
Cash	$5,098	$233

TOTAL CURRENT ASSETS	5,098	233

FIXED ASSETS
Building and Land	$10,500	$10,500
Depreciation	(500)	-

TOTAL FIXED ASSETS	10,000	10,500

TOTAL ASSETS	$15,098	$10,733

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$720	$200
Income Tax Payable	2,303	1,600

TOTAL LIABILITIES	$3,023	$1,800

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 and 4,000,000 shares issued and outstanding at September 30, 2015 and September 30, 2014	4,040	4,000
Additional Paid in Capital	39,960
Accumulated deficit	(31,925)	4,933

Total Stockholders' Equity	$12,075	$8,933

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,098	$10,733

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF OPERATIONS
(Audited)

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014

REVENUES
Sales:
Merchandise Sales	$112,115	$40,400
Total Income	112,115	40,400

Cost of Goods Sold:
Fashion Bags Purchases	$81,389	$33,835
Total Cost of Goods Sold	81,389	33,835

Gross Profit	30,727	6,565

Operating Expenses:

General and administrative	$66,882	$32

Total Expenses	66,882	32

Income (Loss) Before Income Tax	$(36,155)	$6,533

Provision for Income Tax	703	1,600

Net Income (Loss) for Period	(36,858)	4,933

Net gain (loss) per share:
Basic and diluted	$(0.0074)	$0.0012

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From Inception September 12, 2014 to September 30, 2015 (Audited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Deficit)	Equity

Balance, September 12, 2014 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on September 23, 2014	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	4,933	4,933
Balance, September 30, 2014	$4,000,000	$4,000	$-	$4,933	$8,933

Common Shares issued:
for cash on September 2, 2015	1,000,000	40	39,960		40,000

Net gain (loss)	-		-	(36,858)	(36,858)
Balance, September 30, 2015	5,000,000	$4,040	$39,960	$(31,925)	$12,075

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF CASH FLOWS
(Audited)

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014

Operating activities:

Net Income	$(36,858)	$4,933
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Depreciation	500	-
Provision for Income Tax	703	1,600
Net cash provided by operating activities	(35,655)	6,533

Financing activities:

Proceeds from issuance of common stock	40,000	4,000
Due to related party	520	200

Net cash provided by financing activities	40,520	4,200

Investing activities:
Purchase of Building	-	(10,500)

Net cash provided by investing activities	-	(10,500)

Net increase in cash	4,865	233

Cash, beginning of period	233	-

Cash, end of period	$5,098	$233

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2015

Note 1: Organization and Basis of Presentation

Paramount Supply Inc (the "Company") is a for profit corporation established under the Corporation Laws of the State of Nevada on September 12, 2014.

The Company was formed for the purpose of marketing and distributing ladies fashion handbags. The Company is a newly created company and is subject to all risks inherent to the establishment of a start-up business enterprise. The Company's operations are based in Latvia, but use the U.S. dollar as its functional currency.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is September 30.

The Financial Statements and related disclosures as of September 30, 2015 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Paramount", "Paramount Supply", "we", "us", "our" or the "company" are to Paramount Supply Inc.

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2015

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Development Stage Entity

The Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

Customers are allowed to return the products within 30 days for exchange or refund if defects in manufacturing are identified. The company does not believe the 30 day exchange or refund will have a material impact on our revenue recognition as any product which has a defect in manufacturing will be returned to the supplier for replacement or refund for the customer based upon pursuant law and the Uniform Commercial Code. We do not make any allowance to returns. To date there have been no returns and given the terms with our suppliers that products would be returned directly to them for replacement we don't expect any returns so the allowance is currently deemed not necessary.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2015

Based on the above, the Company determined that the revenue recognition for the sales is in accordance with the FASB ASC 605-15-25-1.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements. During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

On June 10, 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the amendment as of fiscal year ended September 30, 2014.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2015

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended September 30, 2015, the Company had a net loss of $36,858. The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from a recently completed offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain additional funding if necessary would be detrimental to the Company.

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Since inception the Director and President of the Company made the initial deposits to the Company's bank accounts (checking and savings) and paid a bill for professional services resulting in the amount $720 which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2015

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On September 23, 2014 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

On September 2, 2015 the Company issued 1,000,000 shares of common stock for a purchase price of $0.04 to 30 independent investors pursuant to an offering on Registration Statement on Form S-1. The Company received proceeds of $40,000.00.

As of September 30, 2015 there were no outstanding stock options or warrants.

Note 8: Fixed Assets

In September 2014 the Company purchased for $10,500 land and a small office located at 1 Varpuiela, Kakciems, Latvia, LV-2135. The building is valued at $7,500 and the land at $3,000. The Company utilizes the space as a primary office.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Land	0 years
Buildings	15 years
Office Equipment	7 years

During the year ended September 30, 2015 the Company recorded $500 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

Note 9: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2015

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Our effective tax rate for fiscal years 2015 and 2014 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

The components of income (loss) before income taxes were comprised of the following:

	Year ended Sept. 30, 2015	Year ended Sept. 30, 2014
Tax jurisdictions from:
– U.S.	$(36,155)	$6,533
Income (loss) before income taxes	$(36,155)	$6,533

Provision for income taxes (at 17%) consisted of the following:

	Year ended Sept. 30, 2015	Year ended Sept. 30, 2014
Current:
	$703	1,600
Income tax expense	$703	1,600

Paramount Supply Inc is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2015, the operations in the United States of America incurred $31,925 of cumulative net operating losses.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2015

Note 10: Related Party Transactions

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the Company's director. The nature and details of the transaction are described in Note 6.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2015, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended September 30, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company's internal controls over financial reporting were not effective as of September 30, 2015.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions

Artis Jansons	39	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

ARTIS JANSONS

Mr. Artis Jansons has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since September 12, 2014. Since September 1998, until the current date, Mr. Jansons has been the sole owner of the private company "Jansons Distribution Ltd", Latvia. The company imports women`s fashion accessories from Chinese manufacturers and distributes them into the local Latvian market. The products were bought in China, shipped to small warehouse in Latvia and offered to local wholesalers and retailers. Mr. Jansons's desire to found our company led to our conclusion that Mr. Jansons should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our sole officer, Artis Jansons.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is a start-up company and has only one director, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

 Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the board of directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers from inception to September 30, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Artis Jansons (1)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director September 12, 2014.

(2)	Appointed Secretary and Director September 12, 2014.

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards from inception through the year ended September 30, 2015. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended September 30, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Artis Jansons (1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

____________

(1)	Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director September 12, 2014.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of September 30, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Artis Jansons (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director September 12, 2014.

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of the date of this report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,000,000 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Artis Jansons (3)	4,000,000	80.0%

All directors and executive officers as a group (1 person)		4,000,000	80.0%

______________

(1)	The percentages below are based on 5,000,000 shares of our common stock issued and outstanding as of the date of this prospectus.

(2)	c/o Paramount Supply Inc, 40 Lielais prospekts, Ventspils, LV-3601 Latvia.

(3)	Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director September 12, 2014.

Future Sales by Existing Stockholders

A total of 4,000,000 shares have been issued to the existing stockholder, all of which are held by an officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in our recent offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Jansons is considered to be a promoter, and currently is the only promoter, of Paramount Supply Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On September 23, 2014, we offered and sold 4,000,000 shares of common stock to Artis Jansons, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

Since September 12, 2014, Artis Jansons has loaned us $720. The loan does not have any term, carries no interest and is not secured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended September 30, 2015, the total fees billed for audit-related services was $4,320 for tax services was $0 and for all other services was $0.

During the year ended September 30, 2014, the total fees billed for audit-related services was $0, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description

3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT SUPPLY INC

Date: December 9, 2015	By:	/s/ Artis Jansons
Artis Jansons
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

