Form 10-Q
period 2015-12-31
Paramount Supply Inc
filed 2016-01-22
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of January 18, 2016

ITEM 1. FINANCIAL STATEMENTS

PARAMOUNT SUPPLY INC

BALANCE SHEETS

	Three Months Ended	Year Ended
	December 31, 2015	September 30, 2015
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,939	$5,098

TOTAL CURRENT ASSETS	1,939	5,098

FIXED ASSETS
Building and Land	$10,500	$10,500
Depreciation	(625)	(500)

TOTAL FIXED ASSETS	9,875	10,000

TOTAL ASSETS	$11,814	$15,098

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$720	$720
Income Tax Payable	2,303	2,303

TOTAL LIABILITIES	$3,023	$3,023

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at December 31, 2015 and September 30, 2015	4,040	4,040
Additional Paid in Capital	39,960	39,960
Accumulated deficit	(35,209)	(31,925)

Total Stockholders' Equity	$8,791	$12,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,814	$15,098

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
REVENUES
Sales:
Merchandise Sales	$30,497	$19,375
Total Income	30,497	19,375

Cost of Goods Sold:
Fashion Bags Purchases	$14,992	$9,762
Total Cost of Goods Sold	14,992	9,762

Gross Profit	15,506	9,614

Operating Expenses:
General and administrative	$18,790	$202

Total Expenses	18,790	202

Income (Loss) Before Income Tax	$(3,285)	$9,412

Provision for Income Tax	-	2,711

Net Income (Loss) for Period	(3,285)	6,701

Net gain (loss) per share:
Basic and diluted	$(0.0007)	$0.0013

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014

Operating activities:

Net Income	$(3,285)	$6,701
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Depreciation	125	125
Provision for Income Tax	-	2,711
Net cash provided by operating activities	(3,160)	9,537

Financing activities:

Proceeds from issuance of common stock	-	-
Due to related party	-	100
Net cash provided by financing activities	-	100

Investing activities:
Purchase of Building	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(3,160)	233

Cash, beginning of period	5,098	9,637

Cash, end of period	$1,939	$9,870

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2015

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015.

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

December 31, 2015

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

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2015

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

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2015

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three month period ended December 31, 2015, the Company had a net loss of $3,285. The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Note 4: Concentrations

Our accomplished sales are done by selling to limited number of our clients. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2015

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

As of December 31, 2015 there were no outstanding stock options or warrants.

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

During the three months ended December 31, 2015 the Company recorded $125 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

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

December 31, 2015

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

The components of income (loss) before income taxes were comprised of the following:

	Three months ended Dec. 31, 2015	Year ended Sept. 30, 2015
Tax jurisdictions from:
–U.S.	$(3,285)	$(36,155)
Income (loss) before income taxes	$(3,285)	$(36,155)

Provision for income taxes (at 17%) consisted of the following:

	Three months ended Dec. 31, 2015		Year ended Sept. 30, 2015
Current:
	$	Nil	703
Income tax expense	$	Nil	703

Paramount Supply Inc is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2015, the operations in the United States of America incurred $35,209 of cumulative net operating losses.

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2015

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this quarterly report, including in the documents incorporated by reference into this report, include some statements that are not purely historical and that are "forward-looking statements." Such forward-looking statements include, but are not limited to, statements regarding our Company and management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the offering on the parties' individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Results of Operations

Our total assets at December 31, 2015 were $11,814, which was $1,939 cash in the bank and $9,875 in building/land assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On September 2, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As December 31, 2015 the Company had 5,000,000 shares of common stock issued and outstanding.

As of December 31, 2015, there is a total of $720 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Our net income (loss) for the three months ended December 31, 2015 and 2014 was $(3,285) and 6,701, respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through December 31, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/2015

Cash	$1,939
Total assets	$11,814
Total liabilities	$3,023
Stockholder's equity	$8,791

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

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10-Q, we have not entered into any definitive agreement to change our direction. The description of our business below assumes that we will continue with our business as originally planned. Nonetheless, as mentioned above, we are in discussions that could lead to another direction for the Company.

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

Liquidity and Capital Resources

At December 31, 2015 the Company had $1,939 in cashand there were outstanding liabilitiesof $3,023. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Paramount Supply Inc
Registrant

Date: January 21, 2016	By:	/s/ Artis Jansons
Artis Jansons
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

