Form 10-Q
period 2016-03-31
Paramount Supply Inc
filed 2016-05-13
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of May 13, 2016

ITEM 1. FINANCIAL STATEMENTS

PARAMOUNT SUPPLY INC
BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$792	$5,098

TOTAL CURRENT ASSETS	792	5,098

FIXED ASSETS
Building and Land	$10,500	$10,500
Depreciation	(750)	(500)

TOTAL FIXED ASSETS	9,750	10,000

TOTAL ASSETS	$10,542	$15,098

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$720	$720
Income Tax Payable	2,303	2,303

TOTAL LIABILITIES	$3,023	$3,023

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at March 31, 2016 and September 30, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Accumulated deficit	(36,481)	(31,925)

Total Stockholders' Equity	$7,519	$12,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,542	$15,098

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
REVENUES
Sales:
Merchandise Sales	$33,294	$31,461	$63,791	$50,836
Total Income	33,294	31,461	63,791	50,836

Cost of Goods Sold:
Fashion Bags Purchases	$31,383	$13,065	$46,374	$22,827
Total Cost of Goods Sold	31,383	13,065	46,374	22,827

Gross Profit	1,911	18,395	17,417	28,009

Operating Expenses:

General and administrative	$3,183	$9,800	$21,973	$10,001

Total Expenses	3,183	9,800	21,973	10,001

Income (Loss) Before Income Tax	$(1,271)	$8,595	$(4,556)	$18,007

Provision for Income Tax	-	1,461	-	4,172

Net Income (Loss) for Period	(1,271)	7,134	(4,556)	13,835

Net gain (loss) per share:
Basic and diluted	$(0.0003)	$0.0014	$(0.0009)	$0.0028

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015

Operating activities:
Net Income	$(4,556)	$13,835
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Depreciation	250	250
Provision for Income Tax	-	4,172
Net cash provided by operating activities	(4,306)	18,257

Financing activities:
Proceeds from issuance of common stock	-	-
Due to related party	-	100

Net cash provided by financing activities	-	100

Investing activities:
Purchase of Building	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(4,306)	18,357

Cash, beginning of period	5,098	233

Cash, end of period	$792	$18,590

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Paramount Supply Inc

Notes to the Financial Statements

March 31, 2016

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

The Financial Statements and related disclosures as of March 31, 2016 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Paramount", "Paramount Supply", "we", "us", "our" or the "company" are to Paramount Supply Inc.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016.

Paramount Supply Inc

Notes to the Financial Statements

March 31, 2016

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

March 31, 2016

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

Our effective tax rate for fiscal years 2016 and 2015 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

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

March 31, 2016

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three month period ended March 31, 2016, the Company had a net loss of $1,271. The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

March 31, 2016

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

As of March 31, 2016 there were no outstanding stock options or warrants.

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

During the three months ended March 31, 2016 the Company recorded $125 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

Paramount Supply Inc

Notes to the Financial Statements

March 31, 2016

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

Our effective tax rate for fiscal years 2016 and 2015 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

The components of income (loss) before income taxes were comprised of the following:

	Three months ended March 31, 2016	Year ended Sept. 30, 2015
Tax jurisdictions from:
– U.S.	$(1,271)	$(36,155)
Income (loss) before income taxes	$(1,271)	$(36,155)

Paramount Supply Inc

Notes to the Financial Statements

March 31, 2016

Provision for income taxes (at 17%) consisted of the following:

	Three months ended March 31, 2016		Year ended Sept. 30, 2015
Current:
	$	Nil	703
Income tax expense	$	Nil	703

Paramount Supply Inc is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2016 the operations in the United States of America incurred $36,481 of cumulative net operating losses.

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

Results of Operations

Our total assets at March 31, 2016 were $10,542, which was $792 cash in the bank and $9,750 in building/land assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On September 2, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As March 31, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of March 31, 2016, there is a total of $720 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Our net income (loss) for the three months ended March 31, 2016 and 2015 was $(1,271) and 7,134, respectively.

Our net income (loss) for the six months ended March 31, 2016 and 2015 was $(4,556) and 13,835, respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through March 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	3/31/2016

Cash	$792
Total assets	$10,542
Total liabilities	$3,023
Stockholder's equity	$7,519

Plan of Operation for the next 12 months

We closed our recent Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares will be used to fund the initial stages of our business development. For the reason of our company not being able to raise sufficient capital to execute its full business plan, we are now intended to start discussions with third parties regarding possibly different direction for Paramount Supply Inc that could increase our shareholder value. As of the date of filing this Report on Form 10-Q, we have not entered into any definitive agreement to change our direction. The business plan of our company below remains the same: we will continue with our business as planned. Nonetheless, as mentioned above, we intend to start discussions with third parties that could lead to another direction for the Company.

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

Liquidity and Capital Resources

At March 31, 2016 the Company had $792 in cash and there were outstanding liabilities of $3,023. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Paramount Supply Inc Registrant

Date: May 13, 2016	By:	/s/ Artis Jansons
Artis Jansons
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

