Form 10-Q
period 2016-06-30
Paramount Supply Inc
filed 2016-07-21
CIK 1624140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Commission file number 333-202052

PARAMOUNT SUPPLY INC
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

40 Lielais prospekts ,

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of July 15, 2016

ITEM 1. FINANCIAL STATEMENTS

PARAMOUNT SUPPLY INC

BALANCE SHEETS

	Three Months	Year Ended
	Ended June 30, 2016	September 30, 2015
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$536	$5,098
TOTAL CURRENT ASSETS	536	5,098

FIXED ASSETS
Building and Land	$10,500	$10,500
Depreciation	(875)	(500)

TOTAL FIXED ASSETS	9,625	10,000

TOTAL ASSETS	$10,161	$15,098

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$720	$720
Income Tax Payable	2,303	2,303
TOTAL LIABILITIES	$3,023	$3,023

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at June 30, 2016 and September 30, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Accumulated deficit	(36,862)	(31,925)

Total Stockholders' Equity	$7,138	$12,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,161	$15,098

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES
Sales:
Merchandise Sales	$31,299	$30,379	$95,090	$81,215
Total Income	31,299	30,379	95,090	81,215

Cost of Goods Sold:
Fashion Bags Purchases	$29,394	$25,126	$75,768	$47,953
Total Cost of Goods Sold	29,394	25,126	75,768	47,953

Gross Profit	1,906	5,253	19,322	33,262

Operating Expenses:
General and administrative	$2,287	$19,080	$24,260	$29,082

Total Expenses	2,287	19,080	24,260	29,082

Income (Loss) Before Income Tax	$(381)	$(13,827)	$(4,938)	$4,180

Other Income	$-	$-	$1	$-

Provision for Income Tax	-	(3,469)	-	703

Net Income (Loss) for Period	(381)	(10,357)	(4,937)	3,478

Net gain (loss) per share:
Basic and diluted	$(0.0001)	$(0.0021)	$(0.0010)	$0.0007

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015

Operating activities:
Net Income	$(4,937)	$3,478
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Depreciation	375	375
Provision for Income Tax	-	703
Net cash provided by operating activities	(4,562)	4,555

Financing activities:
Proceeds from issuance of common stock	-	-
Due to related party	-	100
Net cash provided by financing activities	-	100

Investing activities:
Purchase of Building	-	-
Net cash provided by investing activities	-	-
Net increase in cash	(4,562)	4,655
Cash, beginning of period	5,098	233
Cash, end of period	$536	$4,888

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Paramount Supply Inc

Notes to the Financial Statements

June 30, 2016

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

The Financial Statements and related disclosures as of June 30, 2016 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Paramount", "Paramount Supply", "we", "us", "our" or the "company" are to Paramount Supply Inc.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016.

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

June 30, 2016

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

June 30, 2016

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

June 30, 2016

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three month period ended June 30, 2016, the Company had a net loss of $381. From the period of inception (September 12, 2014) through June 30, 2016 the Company had a net loss of $36,862. The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Paramount Supply Inc

Notes to the Financial Statements

June 30, 2016

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

As of June 30, 2016 there were no outstanding stock options or warrants.

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

During the three months ended June 30, 2016 the Company recorded $125 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

Paramount Supply Inc

Notes to the Financial Statements

June 30, 2016

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

The components of income (loss) before income taxes were comprised of the following:

	Three months ended June 30, 2016	Year ended Sept. 30, 2015
Tax jurisdictions from:
–U.S.	$(381)	$(36,155)
Income (loss) before income taxes	$(381)	$(36,155)

Provision for income taxes (at 17%) consisted of the following:

	Three months ended June 30, 2016		Year ended Sept. 30, 2015
Current:
	$	Nil	703
Income tax expense	$	Nil	703

Paramount Supply Inc is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2016 the operations in the United States of America incurred $36,862 of cumulative net operating losses.

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

Results of Operations

Our total assets at June 30, 2016 were $10,161, which was $536 cash in the bank and $9,625 (net of depreciation) in building/land assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On September 2, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As June 30, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of June 30, 2016, there is a total of $720 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Our net income (loss) for the three months ended June 30, 2016 and 2015 was $(381) and (10,357), respectively.

Our net income (loss) for the nine months ended June 30, 2016 and 2015 was $(4,937) and 3,478, respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through June 30, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	6/30/2016

Cash	$536
Total assets	$10,161
Total liabilities	$3,023
Stockholder's equity	$7,138

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

Liquidity and Capital Resources

At June 30, 2016 the Company had $536 in cash and there were outstanding liabilities of $3,023. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Paramount Supply Inc Registrant

Date July 15, 2016	By:	/s/ Artis Jansons
Artis Jansons
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

