Form 10-K
period 2016-09-30
Paramount Supply Inc
filed 2016-11-18
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

Commission file number 333-202052

PARAMOUNT SUPPLY INC
(Exact name of registrant as specified in its charter)

Nevada	35-2515740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Lielais prospekts,

Ventspils, LV-3601 Latvia

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (702) 843-0232

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2016, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 17, 2016.

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

Forward Looking Statements.

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we", "us", "our", “Paramount" and “Paramount Supply” mean Paramount Supply Inc, unless the context clearly requires otherwise.

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

As of September 30, 2016 there were 5,000,000 shares of common stock issues and outstanding and there were no outstanding stock options or warrants.

IN GENERAL

We were incorporated on September 12, 2014 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have made significant purchase of assets, namely we purchased our office building in Latvia. We are not a “blank check company,” as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, as amended, because we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger. We are not a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, engaging in market research, purchasing our office building in Latvia, entering into supply agreements and generating some revenues. We received our initial funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of common stock at $0.001 per share. On September 2, 2015 the Company issued 1,000,000 shares of common stock for a purchase price of $0.04 to 30 independent investors pursuant to an offering on Registration Statement on Form S-1. The Company received proceeds of $40,000.

Our financial statements from inception (September 12, 2014) through September 30, 2016 report revenues of $277,474 and net income (loss) of $(36,517). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We are a start-up company which is in the business of marketing and distributing Ladies Fashion Handbag products. We intend to use the net proceeds from this offering to develop our business operations. We completed our offering pursuant to a Registration Statement on Form S-1 which provided funding of $40,000 for the next twelve months. After twelve months period we may need additional financing. Artis Jansons, our President and a Director, has agreed to loan the Company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company’s principal offices are located at 40 Lielais prospekts , Ventspils, LV-3601 Latvia.

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) market research related to Ladies Fashion Handbag products, and (iv) entering into supply agreements and purchasing our office building in Latvia. We have generated revenues of $277,474 since inception.

INITIAL FOCUS OF OUR BUSINESS

We plan to become a leading distributor of Ladies Fashion Handbags in the United States in forms including but not limited to Designer Ladies Leather Fashion Handbags, Colorful Fashion Lady Cotton Leisure Shoulder Handbags, PU Fashion Lady Handbags, Eco Bags, Non Woven Tote Bags, Shopping Bags, Attractive Casual Bags, Zipped Trapeze Designer Fashion Handbags, Designer Vintage Leather Ladies Handbags, Ladies Messenger Fashion Handbags. If our business is initially successful in the United States, then we will focus on other markets.

We currently have $277,474 in revenues since inception (September 12, 2014), some operating history, and a number of orders to purchase Ladies Fashion Handbag products. We now have one major customer. All current orders from this customer were ordered and delivered already, there are no orders outstanding. We expect to get another customer and expand our sales and our operations by the end of the fiscal year. Our plan of operations over the 12 month period is to further develop and establish our Ladies Fashion Handbags distribution business by outfitting our office, developing our website, attempting to enter into more supply agreements with prospective distributors of Ladies Fashion Handbag products, engage in advertising and marketing activities and if revenues allow, hire a sales person.

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

We have entered into a supply agreement with Beyond Bags & Cases Co., LTD, Guangzhou Xinde Leather Goods Factory and Guangzhou Xishang Co., Ltd. of China. The material terms of the supply agreement are that we must pay 30% for the purchase of Ladies Fashion Handbag goods before shipment, which is initially planned to be in the United States. Until such time as we accept delivery of the products, all risk of loss of the Ladies Fashion Handbags is on the supplying seller. We, or our customers if the product is shipped directly to the customer, have the right to inspect the goods on arrival and have 3 days to notify the supplying seller of any claim for damages with respect to the condition, grade or quality of the Ladies Fashion Handbag products. We transmit any orders received to our supplier for shipment. Our customers are responsible to cover the shipping costs, whether direct shipped to them or to us. Shipping costs are automatically added to a customer’s final bill.

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

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website once our website is completed and launched.

Jobs Act

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

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

3. on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4. the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.’’

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

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

4. Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5. The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

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

Smaller Reporting Company

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY - THE JOBS ACT

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of the reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

In their report dated November 17, 2016, our independent registered public accounting firm, B.F. Borgers CPA PC, stated that our financial statements for the years ended September 30, 2016 and 2015, were prepared assuming the company will continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business. For the period from inception (September 12, 2014) to September 30, 2016, we had a net profit (loss) of $(36,517). We will need to generate significant revenue in order to achieve profitability and we may never become profitable. The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock. We intend to use the net proceeds of $40,000 from our recent offering to develop our business operations.

We have a very limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful commercial activities. We may not be successful in carrying out our business objectives.

We were incorporated on September 12, 2014 and to date, have been involved primarily in organizational activities, purchasing our office building in Latvia, obtaining financing and closing sales. Accordingly we have limited track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a start-up company which sells Ladies Fashion Handbag products. As of our year ended September 30, 2016, we had accumulated loss of $36,517. Internet-based wholesale companies selling products of third parties often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

The sole officer and director of the Company, currently devotes approximately 10 to 20 hours per week to Company matters. He does not have any public company experience and is involved in other business activities. The Company’s needs could exceed the amount of time or level of experience he may have. This could result in his inability to properly manage Company affairs, resulting in our remaining a start-up company with no revenues or profits.

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

Current management’s lack of experience in and with the sale of Ladies Fashion Handbags means that it is difficult to assess, or make judgments about, our potential success.

Our sole officer and director has no prior experience with or ever been employed in a job involving the marketing and distribution of Ladies Fashion Handbags. Additionally, our sole officer and director does not have a college or university degrees, or other educational background in a field related to operating a business which sells Ladies Fashion Handbags. With no direct training in the Internet wholesale business, our sole officer and director may not be fully aware of many of the specific requirements related to operating a website for the sale of Ladies Fashion Handbags through the Internet. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our officer and sole director’s future possible mistakes, lack of sophistication, judgment or experience in this industry.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

We depend entirely on Artis Jansons, our sole officer and director, for all of our operations. The loss of Mr. Jansons would have a substantial negative effect on our company and may cause our business to fail. Mr. Jansons has not been compensated for his services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Jansons’ services could prevent us from completing the development of our plan of operation and our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

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

Our sole officer and director beneficially owns 80% of our outstanding common stock. The interests of our primary shareholder may not be, at all times, the same as that of our other shareholders. Our officer and director is not simply a passive investor but is also the sole executive officer of the Company, and as such his interests may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, his fiduciary duties as officer or as member of the Company’s board of directors. Also, our sole officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

Impact on our Suppliers

Our business depends on maintaining a favorable relationship with our suppliers and on our supplier’s ability and/or willingness to sell products to us at favorable prices and terms. Many factors outside of our control may harm this relationship and the ability or willingness of our suppliers to sell us products on favorable terms. One such factor is a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our supplier’s operations and make it difficult for it to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements. Financial or operational difficulties that our suppliers may face could also increase the cost of the products we purchase from the suppliers or our ability to source products from them. In addition, the trend towards consolidation among suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with our suppliers and could lead to less competition and result in higher prices. We could also be negatively impacted if our suppliers experience bankruptcy, work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Impact on our Customers

Deterioration in macro-economic conditions may have a negative impact on our customers’ financial resources and disposable income. This impact could reduce their willingness or ability to pay for non-essential accessories which results in lower sales for us.

If we cannot obtain enough products to satisfy customer demand, our ability to execute our business plan will be adversely affected.

Our customers’ needs will often require the fulfillment of orders within short periods. As a result, a sudden increase in demand from our customers without a correlative increase in the level of products we are able to obtain from our suppliers might prevent us from timely satisfying our customers’ demand for products. Because our customers’ demand will persist regardless of our ability to meet that demand, our inability to deliver a sufficient quantity of products to satisfy our customers’ needs may lead those customers to obtain product elsewhere, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Risks Associated with our Common Stock

The trading in our shares will be regulated by Securities and Exchange Commission Rule 15g-9 which established the definition of a “penny stock.” The effective result is that fewer purchasers are qualified by their brokers to purchase our shares, and therefore a less liquid market for our investors to sell their shares.

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

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

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

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that you become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

We are not a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We are not a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

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

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is listed on the Over-the Counter Bulletin Board. There has been no active trading of our common stock.

Holders of our Common Stock

As of September 30, 2016, there were 31 registered stockholders, holding 5,000,000 shares of our issued and outstanding common stock.

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

As of September 30, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this prospectus, including in the documents incorporated by reference into this prospectus, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Results of Operations

We have generated $277,474 in revenues since our inception on September 12, 2014. Our cost of goods sold was $217,927 resulting in a gross profit of $59,547. During the period from inception to September 30, 2016, our operating expenses were comprised of selling, general and administrative expenses of $59,350 and private label development of $34,413. The provision for income tax benefits was $2,303, resulting in a net loss of $36,517. Our selling, general and administrative expenses consisted of mainly advertising and professional fees.

During the year ended September 30, 2016, we generated $124,959 in revenues with cost of goods sold being $102,703, resulting in a gross profit of $22,255. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $26,847, resulting in a net loss of $4,592. Our selling, general and administrative expenses consisted of mainly professional fees.

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

Our total assets at September 30, 2016 were $10,506, which was $1,006 in cash and $9,500 in property (net). We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On September 2, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As September 30, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of September 30, 2016, there is a total of $720 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Plan of Operation for the next 12 months

We closed our Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares will be used to fund the initial stages of our business development along with any revenues generated.

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

RESULTS OF OPERATIONS

We had $277,474 in operating revenues from September 12, 2014 (inception), through September 30, 2016, with cost of goods being $217,927. Our activities have been financed from sales to our customers, the sale of common stock to sole officer and director for aggregate proceeds of $4,000 and the sale of shares in the Offering of $40,000. There is no assurance that we will continue to have gross profits from sales at this same level, or any sales at all.

For the period of inception to September 30, 2016 we incurred operating expenses of $93,761 and provision for income tax of $2,303.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had a cash balance of $1,006. Our expenditures over the next 12 months are expected to be approximately $40,000, depending upon revenues and cost of goods sold.

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

GOING CONCERN CONSIDERATION

We have generated $277,474 revenues since inception. As of September 30, 2016, the Company had net losses of $36,517. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is September 30.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2016.

Development Stage Entity - The Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Income Taxes - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Our effective tax rate for fiscal years 2016 and 2015 was 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Income taxes are calculated and accrued for U.S. taxes only. The company does not currently accrue any Latvian taxes under Latvian corporate rules. As we become profitable, and have sustained revenue within Latvia, we may become subject to Latvian taxes.

Loss Per Common Share - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2016, there were no common stock equivalents outstanding.

Fair Value Of Financial Instruments - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2016. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Supply, Inc.:

We have audited the accompanying balance sheets of Paramount Supply, Inc. (“the Company”) as of September 30, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Paramount Supply, Inc., as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
November 17, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PARAMOUNT SUPPLY INC
BALANCE SHEETS
(AUDITED)

	September 30, 2016	September 30, 2015

ASSETS
CURRENT ASSETS
Cash	$1,006	$5,098
TOTAL CURRENT ASSETS	1,006	5,098

FIXED ASSETS
Building and Land	$10,500	$10,500
Depreciation	(1,000)	(500)

TOTAL FIXED ASSETS	9,500	10,000

TOTAL ASSETS	$10,506	$15,098

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$720	$720
Income Tax Payable	2,303	2,303

TOTAL LIABILITIES	$3,023	$3,023

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at September 30, 2016 and September 30, 2015	4,040	4,040
Additional Paid in Capital	39,960	39,960
Accumulated deficit	(36,517)	(31,925)

Total Stockholders' Equity	$7,483	$12,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,506	$15,098

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF OPERATIONS
(Audited)

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
REVENUES
Sales:
Merchandise Sales	$124,959	$112,115
Total Income	124,959	112,115

Cost of Goods Sold:
Fashion Bags Purchases	$102,703	$81,389
Total Cost of Goods Sold	102,703	81,389

Gross Profit	22,255	30,727

Operating Expenses:

General and administrative	$26,848	$66,882

Total Expenses	26,848	66,882

Income (Loss) Before Income Tax	$(4,593)	$(36,155)

Provision for Income Tax	-	703
Interest Income	1	-

Net Income (Loss) for Period	(4,592)	(36,858)

Net gain (loss) per share:
Basic and diluted	$(0.0009)	$(0.0074)

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

From Inception September 12, 2014 to September 30, 2015 (Audited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Deficit)	Equity

Balance, September 12, 2014 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on September 23, 2014	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	4,933	4,933
Balance, September 30, 2014	$4,000,000	$4,000	$-	$4,933	$8,933

Common Shares issued:
for cash on September 2, 2015	1,000,000	40	39,960		40,000

Net gain (loss)	-		-	(36,858)	(36,858)
Balance, September 30, 2015	5,000,000	$4,040	$39,960	$(31,925)	$12,075

Net gain (loss)	-		-	(4,592)	(4,592)
Balance, September 30, 2016	5,000,000	$4,040	$39,960	$(36,517)	$7,483

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF CASH FLOWS
(Audited)

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015

Operating activities:
Net Income	$(4,592)	$(36,858)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Depreciation	500	500
Provision for Income Tax	-	703
Net cash provided by operating activities	(4,092)	(35,655)

Financing activities:

Proceeds from issuance of common stock	-	40,000
Due to related party	-	520
Net cash provided by financing activities	-	40,520

Investing activities:
Purchase of Building	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(4,092)	4,865

Cash, beginning of period	5,098	233

Cash, end of period	$1,006	$5,098

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2016

Note 1: Organization and Basis of Presentation

Paramount Supply Inc (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on September 12, 2014.

The Company was formed for the purpose of marketing and distributing ladies fashion handbags. The Company is a newly created company and is subject to all risks inherent to the establishment of a start-up business enterprise. The Company’s operations are based in Latvia, but use the U.S. dollar as its functional currency.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is September 30.

The Financial Statements and related disclosures as of September 30, 2016 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Paramount”, “Paramount Supply”, “we”, “us”, “our” or the “company” are to Paramount Supply Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016.

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

September 30, 2016

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

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when all the following conditions have been met:

a.	the customer has prepaid for the product;

b.	the product has been shipped from either Paramount or one of our suppliers,and;

c.	the product has been delivered and signed for by the customer as evidenced by the shipping company.

Customers are allowed to return the products within 30 days for exchange or refund if defects in manufacturing are identified. The company does not believe the 30 day exchange or refund will have a material impact on our revenue recognition as any product which has a defect in manufacturing will be returned to the supplier for replacement or refund for the customer based upon pursuant law and the Uniform Commercial Code. We do not make any allowance to returns. To date there have been no returns and given the terms with our suppliers that products would be returned directly to them for replacement we don’t expect any returns so the allowance is currently deemed not necessary.

Based on the above, the Company determined that the revenue recognition for the sales is in accordance with the FASB ASC 605-15-25-1.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2016

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2016

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended September 30, 2016, the Company had a net loss of $4,592. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has funded operations of the Company through revenue and the proceeds from a completed offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2016

Note 6: Debt

Since inception the Director and President of the Company made the initial deposits to the Company’s bank accounts (checking and savings) and paid a bill for professional services resulting in the amount $720 which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of September 30, 2016 there were no outstanding stock options or warrants.

Note 8: Fixed Assets

In September 2014 the Company purchased for $10,500 land and a small office located at 1 Varpuiela, Kakciems, Latvia, LV-2135. The building is valued at $7,500 and the land at $3,000. The Company utilizes the space as a primary office.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Land – 0 years

Buildings – 15 years

Office Equipment – 7 years

During the year ended September 30, 2016 the Company recorded $500 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

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

September 30, 2016

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

The components of income (loss) before income taxes were comprised of the following:

	Year ended Sept. 30, 2016	Year ended Sept. 30, 2015
Tax jurisdictions from:
– U.S.	$(4,592)	$(36,155)
Income (loss) before income taxes	$(4,592)	$(36,155)

Provision for income taxes (at 17%) consisted of the following:

	Year ended Sept. 30, 2016	Year ended Sept. 30, 2015
Current:
	$0	703
Income tax expense	$0	703

Paramount Supply Inc is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2016, the operations in the United States of America incurred $36,517 of cumulative net operating losses.

Paramount Supply Inc

Notes to the Financial Statements

September 30, 2016

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2016, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended September 30, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of September 30, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions

Artis Jansons	40	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

ARTIS JANSONS

Mr. Artis Jansons has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since September 12, 2014. Since September 1998, until the current date, Mr. Jansons has been the sole owner of the private company “Jansons Distribution Ltd”, Latvia. The company imports women`s fashion accessories from Chinese manufacturers and distributes them into the local Latvian market. The products were bought in China, shipped to small warehouse in Latvia and offered to local wholesalers and retailers. Mr. Jansons’s desire to found our company led to our conclusion that Mr. Jansons should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers from inception to September 30, 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Artis Jansons (1)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

STOCK OPTION GRANTS

We had no outstanding equity awards from inception through the year ended September 30, 2016. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended September 30, 2016:

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

The following table sets forth director compensation as of September 30, 2016:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of the date of this report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

(1) The percentages below are based on 5,000,000 shares of our common stock issued and outstanding as of the date of this report.

(2) c/o Paramount Supply Inc, 40 Lielais prospekts , Ventspils, LV-3601 Latvia.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended September 30, 2016, the total fees billed for audit-related services was $5,400 for tax services was $0 and for all other services was $0.

During the year ended September 30, 2015, the total fees billed for audit-related services was $4,320, for tax services was $0 and for all other services was $0.

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

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT SUPPLY INC

Date: November 17, 2016	By:	/s/ Artis Jansons
Artis Jansons
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

