Form 10-Q
period 2016-12-31
Paramount Supply Inc
filed 2017-01-31
CIK 1624140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of January 23, 2017

ITEM 1. FINANCIAL STATEMENTS

PARAMOUNT SUPPLY INC
BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	September 30, 2016

ASSETS

CURRENT ASSETS
Cash	$198	$1,006

TOTAL CURRENT ASSETS	198	1,006

FIXED ASSETS
Building and Land	$10,500	$10,500
Depreciation	(1,125)	(1,000)

TOTAL FIXED ASSETS	9,375	9,500

TOTAL ASSETS	$9,573	$10,506

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$720	$720
Income Tax Payable	2,303	2,303

TOTAL LIABILITIES	$3,023	$3,023

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
5,000,000 shares issued and outstanding at
December 31, 2016 and September 30, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Accumulated deficit	(37,450)	(36,517)

Total Stockholders' Equity	$6,550	$7,483

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,573	$10,506

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
REVENUES
Sales:
Merchandise Sales	$28,332	$30,497
Total Income	28,332	30,497

Cost of Goods Sold:
Fashion Bags Purchases	$26,230	$14,992
Total Cost of Goods Sold	26,230	14,992

Gross Profit	2,101	15,506

Operating Expenses:
General and administrative	$3,034	$18,790

Total Expenses	3,034	18,790

Income (Loss) Before Income Tax	$(933)	$(3,285)

Provision for Income Tax	-	-
Interest Income	0	0

Net Income (Loss) for Period	(933)	(3,285)

Net gain (loss) per share:
Basic and diluted	$(0.0002)	$(0.0007)

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015

Operating activities:
Net Income	$(933)	$(3,285)
Adjustment to reconcile net loss to net cash
provided by operations:
Changes in assets and liabilities:
Depreciation	125	125
Provision for Income Tax	-	-
Net cash provided by operating activities	(808)	(3,160)

Financing activities:
Proceeds from issuance of common stock	-	-
Due to related party	-	-
Net cash provided by financing activities	-	-

Investing activities:
Purchase of Building	-	-
Net cash provided by investing activities	-	-
Net increase in cash	(808)	(3,160)
Cash, beginning of period	1,006	5,098
Cash, end of period	$198	$1,939

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2016

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

The Financial Statements and related disclosures as of December 31, 2016 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Paramount”, “Paramount Supply”, “we”, “us”, “our” or the “company” are to Paramount Supply Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016.

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2016

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

December 31, 2016

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

December 31, 2016

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three month period ended December 31, 2016, the Company had a net loss of $933. From the period of inception (September 12, 2014) through December 31, 2016 the Company had a net loss of $37,450. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

December 31, 2016

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On September 23, 2014 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.

On September 2, 2015 the Company issued 1,000,000 shares of common stock for a purchase price of $0.04 to 30 independent investors pursuant to an offering on Registration Statement on Form S-1. The Company received proceeds of $40,000.

As of December 31, 2016 there were no outstanding stock options or warrants.

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

During the three months ended December 31, 2016 the Company recorded $125 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

Note 9: Income Taxes

The Company recorded an income tax payable of $1,600 for the year ended September 30, 2014 and $703 for the year ended September 30, 2015. Based upon the losses in the current year the Company anticipates offsetting the tax payable with current year losses.

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2016

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

The components of income (loss) before income taxes were comprised of the following:

	Three months ended Dec. 31, 2016	Year ended Sept. 30, 2016
Tax jurisdictions from:
–U.S.	$(933)	$(4,592)
Income (loss) before income taxes	$(933)	$(4,592)

Provision for income taxes (at 17%) consisted of the following:

	Three months ended Dec. 31, 2016		Year ended Sept. 30, 2016
Current:
	$	Nil	0
Income tax expense	$	Nil	0

Paramount Supply Inc is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2016 the operations in the United States of America incurred $37,450 of cumulative net operating losses.

Paramount Supply Inc

Notes to the Financial Statements

December 31, 2016

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

Results of Operations

Our total assets at December 31, 2016 were $9,573, which was $198 cash in the bank and $9,375 (net of depreciation) in building/land assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On September 2, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As December 31, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of December 31, 2016, there is a total of $720 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Our net income (loss) for the three months ended December 31, 2016 and 2015 was $(933) and (3,285), respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through December 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/2016

Cash	$198
Total assets	$9,573
Total liabilities	$3,023
Stockholder’s equity	$6,550

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

Based on the fact that we were not able to raise sufficient capital to fully proceed with original business plan, our company is now engaged in talks with third parties regarding alternative directions for the Company that could potentially increase our shareholders value. As of the date of filing this Report on Form 10-Q, we have not signed any agreement to change our direction. The description of our business below assumes that our company will continue with original business plan as planned from the beginning of the company. Nonetheless as it is said above our company is in talks that could lead to another direction for the Company.

The following table sets forth the use of proceeds based on the sale of 50% of the securities offered for sale by the Company.

SHARES SOLD	1,000,000
GROSS PROCEEDS	$40,000

Legal & Accounting	10,000
Office set up	5,000
Web site development	5,000
Advertising/marketing	15,000
Samples & Shipping	5,000
Total Expenditures	40,000

Net Remaining Balance	-0-

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

Liquidity and Capital Resources

At December 31, 2016 the Company had $198 in cash and there were outstanding liabilities of $3,023. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

PARAMOUNT SUPPLY INC Registrant

Date: January 31, 2017	By:	/s/ Artis Jansons
Artis Jansons
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

