Form 10-Q
period 2017-03-31
Paramount Supply Inc
filed 2017-05-19
CIK 1624140

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2017

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      333-202052

Paramount Supply Inc.

(Exact name of Registrant in its charter)

Nevada	35-2515740
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

40 Lielais prospekts,

Ventspils, LV-3601 Latvia

supplyparamount@gmail.com

(Address of principal executive offices, including zip code.)

Registrant’s Telephone Number, Including Area Code:	(702) 843-0232

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, May 19, 2017:  Common Stock – 5,000,000

PARAMOUNT SUPPLY INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosure	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

PARAMOUNT SUPPLY INC.

BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 0	$ 1,006
Total Current Assets	0	1,006

Fixed Assets
Building and Land	10,500	10,500
Depreciation	(1,125)	(1,000)

Total Fixed Assets	9,375	9,500

Total Assets	$ 9,375	$ 10,506

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities:
Notes Payable - Related Party	$331,680	$ 720
Income Tax Payable	2,303	2,303

Total Liabilities	333,983	3,023

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at March 31, 2017 and September 30, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Accumulated Deficit	(368,608)	(36,517)

Total Stockholders' Equity	(324,608)	7,483

Total Liabilities and Stockholders' Equity	$ 9,375	$ 10,506

The accompanying notes are an integral part of these financial statements.

PARAMOUNT SUPPLY INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
REVENUES
Sales:
Merchandise Sales	$7,739	$33,294	$36,071	$63,791
Total Income	7,739	33,294	36,071	63,791

Cost of Goods Sold
Fashion Bags Purchases	4,702	31,383	30,932	46,374
Total Cost of Goods Sold	4,702	31,383	30,932	46,374

Gross Profit	3,037	1,911	5,139	17,417

Operating Expenses:
General and Administrative	702	3,183	3,736	21,973
Professional Fees	1,814	0	1,814	0
Preproduction Costs	331,680	0	331,680	0
Total Operating Expenses	334,196	3,183	337,230	21,973

Income (Loss) Before Income Tax	(331,159)	(1,272)	(332,091)	(4,556)

Provision for Income Tax	0	0	0	0

Net Income (Loss) for Period	$(331,159)	$(1,272)	$(332,091)	$(4,556)

Net Gain (Loss) per Share: Basic and Diluted	$ (0.07)	$(0.0003)	$ (0.07)	$(0.0009)

Weighted Average Number of Shares Outstanding: Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

PARAMOUNT SUPPLY INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Operating Activities:
Net Income	$(332,091)	$(4,556)
Adjustment to reconcile net loss to net cash provided by operations
Changes in assets and liabilities:
Depreciation	125	250
Provision for Income Tax	0	0
Note payable - related party	(720)	0
Net cash provided by operating activities	$(332,686)	$(4,306)

Financing Activities
Due to related party	$ 331,680	$ 0
Net cash provided by financing activities	$ 331,680	$ 0

Investing Activities:
Net cash provided by investing activities	$ 0	$ 0

Net Increase (Decrease) in cash	$ (1,006)	$ (4,306)

Cash, beginning of period	1,006	5098

Cash, end of period	$ 0	$ 792

Supplemental disclosure of cash flow information
Cash paid during the period:
Taxes	$ 0	$ 0
Interest	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

PARAMOUNT SUPPLY INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

Note 1: Organization and Basis of Presentation

Paramount Supply Inc. (the "Company") is a for profit corporation established under the Corporation Laws of the State of Nevada on September 12, 2014.

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

The Financial Statements and related disclosures as of March 31, 2017 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Paramount", "Paramount Supply", "we", "us", "our" or the "company" are to Paramount Supply Inc.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017.

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

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when all the following conditions have been met:

a.

the customer has prepaid for the product

b.

the product has been shipped from either the Company or one of our suppliers, and;

c.

the product has been delivered and signed for by the customer as evidence by the shipping company.

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

Our effective tax rate for fiscal years 2017 and 2016 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three month period ended March 31, 2017, the Company had a net loss of $331,159. The significant loss was due to preproduction costs of $331,680.  The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company sales, private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Note 6: Debt

Since inception the Director and President of the Company made the initial deposits to the Company's bank accounts (checking and savings) and paid a bill for professional services resulting in the amount $720 which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.  The loan was repaid on March 31, 2017.

On March 14, 2017, the Director and President of the Company advanced $331,680 for the payment of preproduction costs.  The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On September 23, 2014, the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

On September 2, 2015, the Company issued 1,000,000 shares of common stock for a purchase price of $0.04 to 30 independent investors pursuant to an offering on Registration Statement on Form S-1. The Company received proceeds of $40,000.00.

As of March 31, 2017, there were no outstanding stock options or warrants.

Note 8: Fixed Assets

In September 2014, the Company purchased for $10,500 land and a small office located at 1 Varpuiela, Kakciems, Latvia, LV-2135. The building is valued at $7,500 and the land at $3,000. The Company utilizes the space as a primary office.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Land	0 years
Buildings	15 years
Office Equipment	7 years

During the three months ended March 31, 2017, the Company recorded $125 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

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

Our effective tax rate for fiscal years 2017 and 2016 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

The components of income (loss) before income taxes were comprised of the following:

	Three Months Ended March 31, 2017	Year Ended September 30, 2016
Tax jurisdictions from:
- U.S.	$(331,159)	$(4,593)
Income (loss) before income taxes	$(331,159)	$(4,593)

Provision for income taxes (at 17%) consisted of the following:

	Three Months Ended March 31, 2017	Year Ended September 30, 2016
Current	$0	$0
Income Tax Expense	$0	$0

Paramount Supply Inc. is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2017, the operations in the United States of America incurred $368,608 of cumulative net operating losses.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Our total assets at March 31, 2017 were $9,375, which was $0 cash in the bank and $9,375 in building/land assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On September 2, 2015, the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As March 31, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

As of March 31, 2017, there is a total of $331,680 in a note payable – related party that is owed by the Company to Artis Jansons, an officer and director for funds he advanced to pay preproduction costs. The note payable is interest free and payable on demand.

Our net income (loss) for the three months ended March 31, 2017 and 2016 was $(331,159) and (1,271), respectively.  The significant increase was due to preproduction costs of $331,680 relating to creation of the private label.

Our net income (loss) for the six months ended March 31, 2016 and 2015 was $(332,091) and $(4,556), respectively.  The significant increase was due to preproduction cots of $331,680 relating to creation of the private label.

The following table provides selected financial data about our Company for the period from the date of incorporation through March 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data	March 31, 2017
Cash	$ 0
Total assets	$ 9,375
Total liabilities	$ 333,983
Stockholders' equity	$(324,608)

Initial stages of our business development were funded by the sale of 1,000,000 common shares at a fixed price of $,04 per share for an aggregate of $40,000. The Company has been unable to raise sufficient capital to fully execute its business plan.  On March 18, 2017, Artis Jansons, an officer and director and majority shareholder, entered into an agreement to sell his common shares in the Company resulting in a change of control.  The 4,000,000 common shares were transferred to Tongqing Bao, a non-affiliate, effective May 16, 2017.  Mr. Jansons lent the proceeds of the sale to the Company to pay preproduction costs of the private label.  Mr. Jansons continues to act as an officer and director of the Company.  The Company has begun preliminary discussions with third parties regarding acquisitions for the Company that could increase our shareholder value. As of the date of filing this Report on Form 10-Q, we have not entered into any definitive agreement to change our direction. The business plan of our company below remains the same: we will continue with our business as planned. Nonetheless, as mentioned above, we intend to start discussions with third parties that could lead to another direction for the Company.

Liquidity and Capital Resources

At March 31, 2017, the Company had $0 in cash and there were outstanding liabilities of $333,983.  Tongqing Bao, the majority shareholder, has verbally agreed to continue to advance the Company funds relating to regulatory filings and fees in a limited scenario, but he has no legal obligation to do so.

For the six months ended March 31, 2017, Mr. Jansons, an officer and director of the Company, lent $331,680 resulting in net cash provided by financing activities of $331,680.  For the six months ended March 31, 2016, the Company did not pursue any financing activities.

For the six months ended March 31, 2017 and 2016, the Company did not pursue any investing activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2017

Paramount Supply Inc.

By:     /s/Artis Jansons

Artis Jansons

Principal Executive Officer, Principal Financial Officer,

Principal Accounting Officer & Sole Director