Form 10-Q
period 2017-06-30
Paramount Supply Inc
filed 2017-08-25
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of August 24, 2017.

PARAMOUNT SUPPLY INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARAMOUNT SUPPLY INC.

BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ -	$ 1,006
Total Current Assets	-	1,006

Fixed Assets
Building and Land	10,500	10,500
Depreciation	(1,250)	(1,000)

Total Fixed Assets	9,250	9,500

Total Assets	$ 9,250	$ 10,506

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities:
Notes Payable - Related Party	$341,898	$ 720
Income Tax Payable	2,303	2,303

Total Liabilities	344,201	3,023

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at June 30, 2017 and September 30, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Accumulated Deficit	(378,951)	(36,517)

Total Stockholders' Equity	(334,951)	7,483

Total Liabilities and Stockholders' Equity	$ 9,250	$ 10,506

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
REVENUES
Sales:
Merchandise Sales	$ -	$30,379	$36,071	$95,090
Total Income	-	30,379	36,071	95,090

Cost of Goods Sold
Fashion Bags Purchases	-	25,126	30,932	75,768
Total Cost of Goods Sold	-	25,126	30,932	75,768

Gross Profit	-	5,253	5,139	19,322

Operating Expenses:
General and Administrative	1,550	18,955	5,036	23,884
Depreciation	125	125	375	375
Professional Fees	8,668	-	10,482	-
Preproduction Costs	-	-	331,680	-
Total Operating Expenses	10,343	19,080	347,573	24,260

Income (Loss) Before Income Tax	(10,343)	(13,827)	(342,434)	(4,937)

Provision for Income Tax	-	3,469	-	-

Net Income (Loss) for Period	$(10,343)	$(10,358)	$(342,434)	$(4,937)

Net Gain (Loss) per Share: Basic and Diluted	$(0.0020)	$(0.0021)	$ (0.0685)	$(0.0010)

Weighted Average Number of Shares Outstanding: Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

PARAMOUNT SUPPLY INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Operating Activities:
Net Income	$(342,434)	$(4,937)
Adjustment to reconcile net loss to net cash provided by operations
Changes in assets and liabilities:
Depreciation	375	375
Provision for Income Tax	-	-
Note payable - related party	(845)	-
Net cash provided by operating activities	$(342,904)	$(4,562)

Financing Activities
Due to related party	$ 341,898	$ -
Net cash provided by financing activities	$ 341,898	$ -

Investing Activities:
Net cash provided by investing activities	$ -	$ -

Net Increase (Decrease) in cash	$ (1,006)	$(4,562)

Cash, beginning of period	1,006	5,098

Cash, end of period	$ 0	$ 536

Supplemental disclosure of cash flow information
Cash paid during the period:
Taxes	$ 0	$ 0
Interest	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

Paramount Supply Inc.

Notes to the Financial Statements

June 30, 2017

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

The Financial Statements and related disclosures as of June 30, 2017 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Paramount", "Paramount Supply", "we", "us", "our" or the "company" are to Paramount Supply Inc.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017.

Paramount Supply Inc.

Notes to the Financial Statements

June 30, 2017

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

Paramount Supply Inc.

Notes to the Financial Statements

June 30, 2017

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

Paramount Supply Inc.

Notes to the Financial Statements

June 30, 2017

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

For the nine month period ended June 30, 2017, the Company had a net loss of $342,309. The significant loss was due to preproduction costs of $331,680 in the first quarter of 2017.  The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Paramount Supply Inc.

Notes to the Financial Statements

June 30, 2017

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

During the nine months ended June 30, 2017, the Company recorded $375 in depreciation expense for the building. No depreciation was recorded for office equipment as the Company had not yet purchased any.

Paramount Supply Inc.

Notes to the Financial Statements

June 30, 2017

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

The components of income (loss) before income taxes were comprised of the following:

	Nine Months Ended June 30, 2017	Year Ended September 30, 2016
Tax jurisdictions from:
- U.S.	$(342,434)	$(4,593)
Income (loss) before income taxes	$(342,434)	$(4,593)

Paramount Supply Inc.

Notes to the Financial Statements

June 30, 2017

Provision for income taxes (at 17%) consisted of the following:

	Nine Months Ended June 30, 2017	Year Ended September 30, 2016
Current	$0	$0
Income Tax Expense	$0	$0

Paramount Supply Inc. is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2017, the operations in the United States of America incurred $378,951 of cumulative net operating losses.

Note 10: Related Party Transactions

The Company's sole officer and director, as of June 30, 2017, is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the Company's director as of June 30, 2016. The nature and details of the transaction are described in Note 6.

Note 11: Subsequent Events

Subsequent to the quarter ended June 30, 2017, Artis Jansons, the Company’s sole officer and director resigned and Mr. Tongqing Bao was appointed sole officer and director of the Company.  Mr. Jansons has agreed to acquire all of the Company’s assets as of March 31, 2017 for the assumption of the Company’s liabilities as that date.  The parties are currently finalizing the transaction documents to effectuate that agreement and anticipate that the transaction shall be completed prior to August 31, 2017.

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

Results of Operations

Our total assets at June 30, 2017 were $9,250, which was $0 cash in the bank and $9,250 in building/land assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from Mr. Jansons, our prior sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On September 2, 2015, the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As June 30, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

As of June 30, 2017, there is a total of $331,680 in a note payable – related party that is owed by the Company to Artis Jansons, an officer and director for funds he advanced to pay preproduction costs. The note payable is interest free and payable on demand.

Our net income (loss) for the three months ended June 30, 2017 and 2016 was $(10,343) and $(10,357), respectively.  Although there was not a material decrease, the Company did not receive any revenues for the three months ended June 30, 2017 due to change of control of the Company and the limited pursuit of business during the transition.

Our net income (loss) for the nine months ended June 30, 2017 and 2016 was $(342,434) and $(3,478), respectively.  The significant increase was due to preproduction cots of $331,680 relating to creation of the private label.

The following table provides selected financial data about our Company for the period from the date of incorporation through June 30, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data	June 30, 2017
Cash	$ 0
Total assets	$ 9,250
Total liabilities	$ 344,201
Stockholders' equity	$(334,951)

Initial stages of our business development were funded by the sale of 1,000,000 common shares at a fixed price of $,04 per share for an aggregate of $40,000. The Company has been unable to raise sufficient capital to fully executed its business plan.  On March 18, 2017, Artis Jansons, an officer and director and majority shareholder, entered into an agreement to sell his common shares in the Company resulting in a change of control.  The 4,000,000 common shares were transferred to Tongqing Bao, a non-affiliate, effective May 16, 2017.  Mr. Jansons lent the proceeds of the sale to the Company to pay preproduction costs of the private label.  Mr. Jansons continued to act as an officer and director of the Company until subsequent to June 30, 2017.  Mr. Jansons has agreed to acquire all of the Company’s assets as of March 31, 2017 for the assumption of the Company’s liabilities as that date.  The parties are currently finalizing the transaction documents to effectuate that agreement and anticipate that the transaction shall be completed prior to August 31, 2017.

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

Liquidity and Capital Resources

At June 30, 2017, the Company had $0 in cash and there were outstanding liabilities of $344,076.  Tongqing Bao, the majority shareholder, has advanced the Company $10,218 to pay various expenses and has verbally agreed to continue to advance the Company funds relating to regulatory filings and fees in a limited scenario, but he has no legal obligation to do so.

In addition to Mr. Bao’s advances, for the nine months ended June 30, 2017, Mr. Jansons, an officer and director of the Company, lent $331,680 resulting in net cash provided by financing activities of $341,898.  For the nine months ended June 30, 2016, the Company received advances from Mr. Jansons of $100 resulting in net cash provided by investing activities of $100.

For the nine months ended June 30, 2017 and 2016, the Company did not pursue any investing activities.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Paramount Supply Inc. Registrant

Date: August 24, 2017	By:	/s/ Tongqing Bao
Tongqing Bao
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)