Form 10-K
period 2021-09-30
Nine Alliance Science & Technology Group
filed 2021-11-03
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

Commission file number 000-56293

Nine Alliance Science & Technology Group
(Exact name of registrant as specified in its charter)

Nevada	35-2515740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7325 Oswego Road

Liverpool, NY 13090

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (315) 451-7515

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,000,000. Market value is based on the assumed value of $10.00 per share, being the most recent sale price of the common stock prior to September 30, 2021.

As of September 30, 2021 and the date of this filing, the registrant had 75,000,000 shares of common stock issued and outstanding.

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

Forward Looking Statements.

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although management believes that the assumptions underlying the forward looking statements included in this registration statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this registration statement will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements unless required by applicable laws or regulations.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Nine Alliance" mean Nine Alliance Science & Technology Group, unless the context clearly requires otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Nine Alliance Science & Technology Group (“Nine Alliance”, “We”, or the “Company”) was incorporated in the State of Nevada on September 12, 2014, under the name Paramount Supply Inc. The Company then known as Paramount Supply Inc. last filed a financial report with the SEC on August 25, 2017. On September 29, 2017, our name was changed to Nine Alliance Science & Technology Group. On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary.

The Company is a “blank check company,” as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, as amended. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger. We are a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have no hard assets and real business operations.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company and the initial equity funding by our sole officer and director. We received our initial funding of $4,000 from a previous sole officer and director at that time who purchased 4,000,000 shares of common stock at $0.001 per share.  Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Previous business operations of the Company generated limited revenues and the Company currently has no business operations.

No revenue has been generated in the last two years ended September 30, 2020 and September 30, 2021.

On June 2, 2021, we voluntarily filed a termination of our registration statement on Form 15-15D pursuant to Rule 15d-6 and our termination becomes effective 90 days thereafter.  The Company has since been seeking a merger target and has been evaluating various opportunities.

We never sold any securities under the offering statement, so there was no need to keep the prospectus and Form S-1 filing current.

The Company filed a Registration Statement; Form-10-12g on June 16, 2021 and was effective 60 days post filing.

We are subject to the requirements of Regulation 13A under the Exchange Act, which require us to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities. The Company is currently attempting to locate and negotiate with eligible portfolio companies to acquire an interest in them. In addition to acquiring an interest in them, the Company intends to assist these portfolio companies with raising capital and offer them substantial managerial assistance needed to succeed.

The authorized capital stock of Nine Alliance Science & Technology Group consists of 290,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”) and 10,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred”).

As of September 30, 2021, there were 75,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

 GENERAL

Nine Alliance Science and Technology Group (the “Company”) was incorporated as Nine Alliance Science & Technology Group Inc. and established under the Corporation Laws of the State of Nevada on September 12, 2014. On September 29, 2017, the Company filed a Certificate of Amendment changing the name from “Nine Alliance Science & Technology Group Inc.” to “Nine Alliance Science and Technology Group”. The Company was formed for the purpose of marketing and distributing ladies fashion handbags. At the end of 2017 the Company became dormant and ceased all business operations.

On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary.

We are currently considered a shell company Rule 405 defines a shell company as a company with 1) no or nominal operations, and either 2)no or nominal assets, 3) assets consisting solely of cash and cash equivalents, or 4) assets consisting of any amount of cash and cash equivalents and nominal other assets. We will remain classified as a shell company until we qualify for an exemption pursuant to Rule 144 (i)(2) by meeting the following requirements: Nine Alliance Science & Technology Group is no longer a shell company and has not been one for a year, it mandatorily files reports with the SEC, it has filed all required reports during the past 12 months, and it has been over a year since the current Form 10 information was filed. Security holders will not be able to rely on Rule 144 for the resale of restricted and/or control securities as long as JMKJ remains classified as a shell corporation.

Our current business address is: 7325 Oswego Road, Liverpool, NY 13090 .

Our telephone number is (315) 451-7515.

This location serves as our primary office for planning and implementing our business plan. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company does not have employment agreements with any of its officers or directors and there are no other employees.

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

 ITEM 1A. RISK FACTORS.

We are a smaller reporting company and therefore not required to provide this information in our Form 10K Annual filings.

ITEM 1 B. UNRESOLVED STAFF COMMENTS None. ITEM 2. PROPERTIES None. ITEM 3. LEGAL PROCEEDINGS None. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.
5

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades over the counter under the ticker symbol "JMKJ" and there is no established public trading market for our shares. on the OTC PINK Exchange under the ticker symbol "JMKJ" Nine Alliance Science and Technology Group trades on the OTC Pink market. OTC Markets Groups is a company that provides financial market information involving price and liquidity for OTC securities on its website OTCMarkets.com and is designed to provide investors with information and risks pertaining to OTC securities. JMKJ is currently designated as a "Limited information" company by OTCMarkets.com which is delineated with a "YIELD" sign on OTCMarkets.com. This means that OTCMarkets.com has determined that JMKJ has posted limited information on OTCMarkets.com or is late on its filings with the SEC and Investors should use caution when considering this company.

The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock (where the end of the quarter was on a weekend or holiday and in cases where there was otherwise no trading activity, the high and low prices nearest and prior to the date have been used):

	High	Low

FISCAL YEAR ENDED SEPTEMBER 30, 2020:
December 31, 2019	$0.51	$.051
March 31, 2020	$10.00	$10.00
June 30, 2020	$10.00	$10.00
September 30, 2020	$10.00	$10.00

FISCAL YEAR ENDING SEPTEMBER 30, 2021:
December 31, 2020	$10.00	$10.00
March 31, 2021	$10.00	$10.00
June 30, 2021	$10.00	$10.00
September 30, 2021	$5.00	$5.00

Holders

As of September 30, 2021, there were approximately 40 holders of record of our common stock, not including holders who hold their shares in street name and as of the same date 500 shares are held in “street name,” largely from the Company’s initial registration.

Dividends

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

The Company does not currently have an equity compensation plan but intends to adopt one in the future. In lieu of an equity compensation plan the Company has granted shares of restricted stock to its officers, directors and others for services periodically and as part of some of the officers’ employment agreements.

Information Related to Outstanding Shares

As of September 30, 2021, there were 75,000,000 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which 70,000,000 shares are owned by our sole officer, and director) were issued and have been paid for and held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act when the Company has been reporting for 1 year and has ceased being a “shell company” as defined by Rule 144(i).

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three-month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

Recent Sales of Unregistered Securities

During the Company’s 2021, 2020, 2019 and 2018 fiscal years ending September 30th, the Company had no sales of unregistered securities.

On October 31, 2020, the Company issued 70,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for debt in the amount of $2,000 paid to the Company’s Transfer Agent. The securities issued by the Company as described above are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(2) of the Securities Act. This transaction did not involve a public offering of securities.

Description of Securities

The authorized capital stock of Nine Alliance Science & Technology Group consists of 290,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”) and 10,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred”). As of September 30, 2021, there were 75,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

The following description of certain matters relating to Nine Alliance Science & Technology Group securities is a summary and is qualified in its entirety by the provisions of Nine Alliance Science & Technology Group Articles of Incorporation, the Amendment to the Articles of Incorporation and Bylaws.

 Common Stock

The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. The holders of the common stock have the sole right to vote, except as otherwise provided by law, by our articles of incorporation, or in a statement by our board of directors in a Preferred Stock Designation.

In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by our board of directors out of legally available funds.

The holders of the common stock do not have cumulative voting rights or preemptive rights to acquire or subscribe for additional, unissued or treasury shares in accordance with the laws of the State of Delaware. Accordingly, the holders of more than 50 percent of the issued and outstanding shares of the common stock voting for the election of directors can elect all of the directors if they choose to do so, and in such event, the holders of the remaining shares of the common stock voting for the election of the directors will be unable to elect any person or persons to the board of directors. All outstanding shares of the common stock are fully paid and nonassessable.

The laws of the State of Nevada provide that the affirmative vote of a majority of the holders of the outstanding shares of our common stock and is required to authorize any amendment to our articles of incorporation, any merger or consolidation of Nine Alliance Science & Technology Group with any corporation, or any liquidation or disposition of any substantial assets of Nine Alliance Science & Technology Group.

Joseph C. Passalaqua is the sole officer and director. He also is the beneficial owner of Heat and Friction LLC which controls 93.33% of the issued and outstanding common stock. As such, he is the controlling shareholder of the company. By controlling 93.33% of the common stock, Mr. Passalaqua can take actions on behalf of the company without input from any other shareholder. He can, by himself, take actions such as amending the articles of incorporation, appointing new officers and directors, setting his compensation, increasing the number of authorized shares, issuing new shares, approving mergers and acquisitions, and disposing of company assets. Each shareholder should take note of this potential conflict of Mr. Passalaqua when reviewing these securities.

Preferred Stock

The Company has 10,000,000 authorized shares of Preferred Stock, none are issued and outstanding.

Options

The Company has not issued any options to purchase shares of its common stock, although it may establish a qualified option plan at some point in the future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our financial statements and the accompanying notes to the financial statements included in this Form 10K Annual filing.

The MD&A is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Previous business operations of the Company generated limited revenues and the Company currently has no business operations. No revenue has been generated in the last two years ended September 30, 2020 and September 30, 2021, it is unlikely the Company will have any future revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

Results of Operations

Working Capital	September 30,	September 30
	2021	2020

Current Assets	$-	$-
Current Liabilities	34,293	18,985
Working Capital (Deficit)	$(34,293)	$(18,985)

Cash Flows	September 30,	September 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$(17,733)	$(4,160)
Cash Flows from (used in) Financing Activities	17,733	4,160
Net Increase (decrease) in Cash During Year	$-	$-

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

Operating Revenues

We have generated revenues of $0 and $0 for the years ended September 30, 2021 and 2020.

Operating Expenses and Net Loss

Operating expenses for the year ended September 30, 2021, were $17,308 compared with $8,737 for the year ended September 30, 2020.  The increase in operating expenses were attributable to an increase in professional fees from $4,877 for the year ended September 30, 2020 to $15,157 for the year ended September 30, 2021. There was a decrease in general and administrative expenses from $3,860 for the year ended September 30, 2020 to $2,151 for the year ended September 30, 2021.

During the year ended September 30, 2021, the Company recorded a net loss of $17,308, compared with net loss of $8,737 for the year ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021 the Company's cash balance was $0 compared to cash balance of $0 as of September 30, 2020. As of September 30, 2020, the Company's total assets were $0 compared to total assets of $0 as of September 30, 2020.

As of September 30, 2021, the Company had total liabilities of $34,293 compared with total liabilities of $18,985 as of September 30, 2020. The increase in total liabilities is attributed to an increase in notes payable – related parties from $4,160 on September 30, 2020 to $19,893 on September 30, 2021 and an increase in accounts payable - related parties from $2,000 on September 30, 2020 to $5,250 on September 30, 2021. There was a decrease in account payable from $10,522 on September 30, 2020 to $6,847 on September 30, 2021.

As of September 30, 2021, the Company has a working capital deficit of $34,293 compared with working capital deficit of $18,985 at September 30, 2020 with the increase in the working capital deficit attributed an increase in notes payable – related parties from $4,160 on September 30, 2020 to $19,893 on September 30, 2021 and an increase in accounts payable - related parties from $2,000 on September 30, 2020 to $5,250 on September 30, 2021. There was a decrease in account payable from $10,522 on September 30, 2020 to $6,847 on September 30, 2021.

Cash Flows from Operating Activities

During the year ended September 30, 2021, the Company used $17,733 cash for operating activities compared to the use of $4,160 cash for operating activities during the year ended September 30, 2020.

Cash Flows from Financing Activities

During the year ended September 30, 2021 the company received $17,733 in cash from financing activities compared to receiving $4,160 in cash from financing activity for the year ended September 30, 2020.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $80,293 as of September 30, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at September 30, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Further, the effects of Covid-19 could also impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is possible that our company will have issues relating to the current situation that will need to be considered by management in the future. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

The Company filed a Registration Statement; Form-10-12g on June 16, 2021 and was effective 60 days post filing. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President. In the next 12 months we expect to incur expenses equal to approximately $20,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, our management believes that there are opportunities for a business combination with firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities will locate a business combination target. We expect that funds in the amount of approximately $20,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Summary of Significant Accounting Polices

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a September 30 fiscal year end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has no business operations and has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.
12

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and loans to shareholders. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

Stock-Based Compensation

As of September 30, 2021 & 2020, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits which arise as result of accumulated losses have not be recognized in these financial statements, as their realization is not likely to occur.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the years ended September 30, 2021 and September 30, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

Commitments and Contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Nine Alliance Science & Technology Group.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nine Alliance Science & Technology Group. ("the Company") as of September 30, 2021, and 2020, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended September 30, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred losses since inception and had an accumulated deficit of $80,293 as of September 30, 2021 and the Company had limited liquidity and anticipated more losses in the development of its business. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2021.

Islamabad, Pakistan

Date: October 31, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Nine Alliance Science & Technology Group
BALANCE SHEETS
(Audited)

	September 30,	September 30,
	2021	2020
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$6,847	$10,522
Accounts Payable - Related Party	25,143	6,160
Income Tax Payable	2,303	2,303
Total Current Liabilities	34,293	18,985

Total Liabilities	$34,293	$18,985

Stockholder's Equity
Preferred Stock; Blank Check, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and Outstanding
as of September 30, 2021 and 2020	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 75,000,000 shares Issued and Outstanding
as of September 30, 2021 and 5,000,000 as of September 30, 2020	7,500	500
Additional Paid-In Capital	38,500	43,500
Accumulated Deficit	(80,293)	(62,985)

Total Stockholder's Deficit	(34,293)	(18,985)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these audited financial statements

Nine Alliance Science & Technology Group
STATEMENTS OF OPERATIONS
(Audited)

	For the Year Ended
	September 30,
	2021	2020

Revenues:	$—	$—

Operating Expenses
General and Administrative Expenses	2,151	3,860
Professional Fees	15,157	4,877
Total Operating Expenses	17,308	8,737

Loss From Operations	(17,308)	(8,737)

Income Tax Provision	$—	$—

Net Loss	$(17,308)	$(8,737)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	75,000,000	5,000,000

The accompanying notes are an integral part of these audited financial statements

The accompanying notes are an integral part of these audited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended September 30, 2021
(Audited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance as of September 30, 2018	5,000,000	$500	$43,500	$(49,653)	$(5,653)

Net Loss for the Year Ended September 30, 2019	—	—	—	$(4,595)	$(4,595)

Balance as of September 30, 2019	5,000,000	$500	$43,500	$(54,248)	$(10,248)

Net Loss for the Year Ended September 30, 2020	—	—	—	$(8,737)	$(8,737)

Balance as of September 30, 2020	5,000,000	$500	$43,500	$(62,985)	$(18,985)

Issuance of Common Stock for Debt	70,000,000	$7,000	$(5,000)	$—	$2,000

Net Loss for the Year Ended September 30, 2021	—	$—	$—	$(17,308)	$(17,308)

Balance as of September 30, 2021	75,000,000	$7,500	$38,500	$(80,293)	$(34,293)

The accompanying notes are an integral part of these audited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF CASH FLOWS
(Audited)

	For the Year Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,308)	$(8,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	(3,675)	3,577
Accounts Payable - Related Party	20,983	5,160
Net Cash Used in Operating Activities	$—	$—

CASH FLOWS FROM FINANCING
Net Cash Provided by Financing Activities	$—	$—

Net Increase (Decrease) in Cash	$—	$—
Cash at the Beginning of Year	$—	$—
Cash at the End of Year	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 70,000,000 shares for Common Stock in exchange for $2,000 in Debt paid by a Related Party.

The accompanying notes are an integral part of these audited financial statements

NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

NOTE 1 – NATURE OF OPERATIONS

Nine Alliance Science and Technology Group (the “Company”) was incorporated as Paramount Supply Inc. and established under the Corporation Laws of the State of Nevada on September 12, 2014. On September 29, 2017, the Company filed a Certificate of Amendment changing the name from “Paramount Supply Inc.” to “Nine Alliance Science and Technology Group”. The Company was formed for the purpose of marketing and distributing ladies fashion handbags. At the end of 2017 the Company became dormant and ceased all business operations.

On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a September 30 fiscal year end.

2.2 Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

2.4 Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and loans to shareholders. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

2.5 Stock-Based Compensation

As of September 30, 2021 & 2020, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

 NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

.

2.6 Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits which arise as result of accumulated losses have not be recognized in these financial statements, as their realization is not likely to occur.

2.7 Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

 Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

 For the years ended September 30, 2021 and September 30, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

2.8 Commitments and Contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

 2.9 Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

.

  NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $80,293 as of September 30, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at September 30, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Further, the effects of Covid-19 could also impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is possible that our company will have issues relating to the current situation that will need to be considered by management in the future. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

The Company filed a Registration Statement; Form-10-12g on June 16, 2021 and was effective 60 days post filing. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

NOTE 4 – COMMON STOCK

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

On October 31, 2020, the Company issued 70,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for debt in the amount of $2,000 paid to the Company’s Transfer Agent.

On February 25, 2021, the Company filed a Certificate of Amendment through which the par value has been changed from $0.001 to $0.0001. This change in par value has been applied retroactively in the financial statements presented for the year ended September 30, 2020 and September 30, 2019. The Company changed the par value to increase the possibility of attracting a merger candidate.

Through this amendment (effective February 25, 2021) Company also increased the authorized shares from 75,000,000 to 300,000,000, of which 290,000,000 will be Common Stock with a par value of $0.0001 and 10,000,000 will be Blank Check Preferred Stock with a par value of $0.0001. Before this amendment, Company did not have any authorized Preferred Stock.

As of the year ended September 30, 2020, the Company had 75,000,000 shares of Common Stock Authorized and 5,000,000 shares of Common Stock Issued and Outstanding.

As of the year ended September 30, 2021, the Company had 290,000,000 shares of Common Stock Authorized and 75,000,000 shares of Common Stock Issued and Outstanding.

As of the year ended September 30, 2021, the Company had 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding.

NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a signed promissory note.

On July 6, 2020, Joseph Passalaqua, an officer and Related Party, advanced the Company $1,500 to cover the Company’s legal fees. This amount is non-interest bearing, payable on demand and unsecured. As of the September 30, 2021, the outstanding balance on this amount is $1,500.

On September 29, 2020, Joseph Passalaqua, an officer and Related Party, advanced the Company $2,660 to cover the Company’s renewal with the State of Nevada. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on this amount is $2,660.

On October 14, 2020, Joseph Passalaqua, an officer and Related Party of the Company advanced the Company $2,000 to cover the Company’s Transfer Agent fees. The amount was non-interest bearing, payable on demand and unsecured. On October 31, 2020, the Company issued 70,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for debt in the amount of $2,000 paid to the Company’s Transfer Agent. As of September 30, 2021, this amount is paid in full.

On November 16, 2020, Joseph Passalaqua, an officer and Related Party of the Company advanced the Company $2,045 to cover the Company’s Transfer Agent fees. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on this amount is $2,045.

On February 25, 2021, Joseph Passalaqua, an officer and Related Party advanced the Company $325 to cover the Company’s Amendment with Nevada. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on this amount is $325.

On March 4, 2021 and May 25, 2021, Joseph Passalaqua, an officer and Related Party advanced the Company $1,950 and $500, respectively to cover the Company’s Transfer Agent fees. These amounts are non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on these amounts is $1,950 and $500.

On May 28, 2021 and June 10, 2021, Joseph Passalaqua, an officer and Related Party advanced the Company $4,934 and $ 2,266, respectively to cover the Company’s Auditor/CPA fees. These amounts are non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on these amounts is $4,934 and $2,266.

On June 21, 2021, Joseph Passalaqua, an officer and Related Party advanced the Company $100 to cover the Company’s EDGAR filing fees. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on this amount is $100.

On July 23, 2021, Joseph Passalaqua, an officer and Related Party advanced the Company $480 to cover the Company’s Secretary of State of Delaware and Broadridge fees. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on this amount is $480.

On August 8, 2021, Joseph Passalaqua, an officer and Related Party advanced the Company $1,133 to cover the Company’s Auditor/CPA fees. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on this amount is $1,113.

On September 3, 2021, Joseph Passalaqua, an officer and Related Party advanced the Company $2,000 to cover the Company’s Legal fees. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2021, the outstanding balance on this amount is $2,000.

NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

The total amount as of the year end September 30, 2021 due to Joseph Passalaqua, an officer and Related party, for payment of company expenses is $19,893.

During the years ended September 30, 2019 to September 30, 2021, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company. As of year ended September 30, 2021, $5,250 is currently due for these services.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 – INCOME TAXES

As of September 30, 2020, the Company had net operating loss carry forwards of approximately $62,985 that may be available to reduce future years' taxable income in varying amounts through 2040.

As of September 30, 2021, the Company had net operating loss carry forwards of approximately $80,293 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	September 30, 2021	September 30, 2020
Federal income tax benefit attributable to:
Current operations	$16,862	$13,227
Less: change in valuation allowance	(16,862)	(13,227)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2021	September 30, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$28,103	$22,045
Less: valuation allowance	(28,103)	(22,045)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $80,293 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after September 30, 2021 through October 31, 2021. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the year ended September 30, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2021, Joseph C. Passalaqua, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended September 30, 2021 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2021, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of September 30, 2021.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current directors and each director nominee, as of the date of filing.

Name	Position	Age	Director Since
Joseph C. Passalaqua	Director	73	2019

Joseph C. Passalaqua

Mr. Passalaqua, 73, has been the president of Lyboldt-Daly, Inc., a real estate management company, since February 1996. He worked in sales for Summit Automotive from 2012 to 2016. He became President, Secretary and a Director of Plantation Lifecare Developers, Inc. in February 2015 until it merged into Plantation Corp. effective July 27, 2017. He was President, Secretary, Treasurer and Director of Plantation Corp. from April 27, 2017 until May 18, 2017 when he became Executive Vice-president and Director. He resigned as Executive Vice-president and Director on September 14, 2018. Mr. Passalaqua is serving as President and Director of Petro USA, previously All State Properties Holdings, Inc. (PBAJ) since February 2017. Mr. Passalaqua is now currently serving as President and Director of Nine Alliance Science and Technology (JMKJ) since August 2020.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer. The following table sets forth information regarding our executive officers as of September 30, 2021 and the date of this filing.

Name	Principal Occupation	Age	Office
Joseph C. Passalaqua	Chief Executive Officer, Chief Financial Officer and Secretary	72	Since 2019

Joseph C. Passalaqua’s biographical summary is included under “Our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers from as of the years ended September 30, 2020 and September 30, 2021:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2020	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, Chief Financial Officer, Secretary and Director)	2021	$0	$0	$0	$0	$0	$0	$0	$0

Employment Agreements

The Company does not have employment agreements with any of its officers or directors and there are no other employees.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended September 30, 2020 and September 30, 2021.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

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

Stock Option Grants

We had no outstanding equity awards from inception through the year ended September 30, 2021. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended September 30, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Joseph C. Passalaqua (1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

(1)	Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director September 12, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Principal Stockholders

The following table sets forth, as of September 30, 2021, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Beneficial Owner	Number of Shares Beneficially Owned	Percent
Friction & Heat, LLC Beneficial Owner-Joe Passalaqua 106 Glenwood Drive S. Liverpool, NY 13090-3340	70,000,000	93.33%
Tongqing Bao Tongquing Bao is the former CEO of the company when it was known as Paramount Supply Co. No reports were filed after he assumed control of the company in 2017 and he apparently abandoned the company. His whereabouts are unknown and he has no input or communication with current management.	4,000,000	5.33%
Named Executive Officers and Directors:
Joseph C. Passalaqua – owns Friction & Heat LLC 106 Glenwood Drive S. Liverpool, NY 13090-3340	70,000,000	93.33%
All executive officers and directors as a group (1 person)	70,000,000	93.33%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Passalaqua is considered to be a promoter, and currently is the only promoter, of Nine Alliance Science & Technology Group Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On October 14, 2020, Joseph Passalaqua, an officer and Related Party of the Company advanced the Company $2,000 to cover the Company’s Transfer Agent fees. The amount was non-interest bearing, payable on demand and unsecured. On October 31, 2020, the Company issued 70,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for debt in the amount of $2,000 paid to the Company’s Transfer Agent. As of September 30, 2021, this amount is paid in full.

Since 2019, Joseph Passalaqua has loaned the Company $19,893. This amount is held in Notes Payable – Related Party.

The loans do not have any terms, carry no interest and are not secured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended September 30, 2020, the total fees billed for audit-related services was $2,395 for tax services was $0 and for all other services was $0.

During the year ended September 30, 2021, the total fees billed for audit-related services was $2,500, for tax services was $0 and for all other services was $0.

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

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

Date: November 3, 2021	By:	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua
President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)