Form 10-Q
period 2021-12-31
Nine Alliance Science & Technology Group
filed 2022-02-07
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

        .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-56293

Nine Alliance Science & Technology Group

(Exact name of registrant as specified in its charter)

Nevada	35-2515740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7325 Oswego Road

Liverpool, NY 13090

(Address of principal executive offices, zip code)

(315)451-7515

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒.. No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒. No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☒

As of December 31, 2021, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☐

As of February 7, 2022, the date of this filing, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Nine Alliance Science & Technology Group, a Nevada corporation (the “Company”), contains “forward-looking statements.”  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and the demand for the Company’s products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Nine Alliance" mean Nine Alliance Science & Technology Group, unless the context clearly requires otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

Nine Alliance Science & Technology Group
BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31,	September 30,
	2021	2021
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$5,270	$6,847
Accounts Payable - Related Party	2,471	25,143
Income Tax Payable	2,303	2,303
Total Current Liabilities	10,044	34,293

Total Liabilities	$10,044	$34,293

Stockholder's Equity
Preferred Stock; Blank Check, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and Outstanding
as of December 31, 2021 and September 30, 2021	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 225,000,000 shares Issued and Outstanding
as of December 31, 2021 and 75,000,000 as of September 31, 2021	22,500	7,500
Additional Paid-In Capital	52,194	38,500
Accumulated Deficit	(84,738)	(80,293)

Total Stockholder's Deficit	(10,044)	(34,293)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31,
	2021	2020

Revenues:	$—	$—

Operating Expenses
General and Administrative Expenses	2,297	345
Professional Fees	2,148	3,012
Total Operating Expenses	4,445	3,357

Loss From Operations	(4,445)	(3,357)

Income Tax Provision	$—	$—

Net Loss	$(4,445)	$(3,357)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	225,000,000	75,000,000

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended December 30, 2020
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance as of September 30, 2020	5,000,000	$500	$43,500	$(62,985)	$(18,985)

Issuance of Common Stock for Debt	70,000,000	$7,000	$(5,000)	$—	$2,000

Net Loss for the Three Months Ended December 31, 2020	—	$—	$—	$(3,357)	$(3,357)

Balance as of December 31, 2020	75,000,000	$7,500	$38,500	$(66,342)	$(20,342)

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended December 31, 2021
(Unaudited)

	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance as of September 30, 2021	75,000,000	$7,500	$38,500	$(80,293)	$(34,293)

Issuance of Common Stock for Debt	150,000,000	$15,000	$13,694	$—	$28,694

Net Loss for the Three Months Ended December 31, 2021	—			$(4,445)	$(4,445)

Balance as of December 31, 2021	225,000,000	$22,500	$52,194	$(84,738)	$(10,044)

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,445)	$(3,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	(1,577)	(1,438)
Accounts Payable - Related Party	(22,672)	2,795
Net Cash Used in Operating Activities	$(28,694)	$(2,000)

CASH FLOWS FROM FINANCING
Issuance of share capital	28,694	2,000
Net Cash Provided by Financing Activities	$28,694	$2,000

Net Increase (Decrease) in Cash	$—	$—
Cash at the Beginning of Year	$—	$—
Cash at the End of Year	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 70,000,000 shares for Common Stock in exchange for $2,000 in Debt paid by a Related Party.
Issuance of 150,000,000 shares for Common Stock in exchange for $28,694 in Debt paid by a Related Party.

The accompanying notes are an integral part of these unaudited financial statements

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED DECEMBER 31, 2021

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

2.5 Stock-Based Compensation

For the three months ended December 31, 2021 and the year ended September 30, 2021, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED DECEMBER 31, 2021

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

 For the years three months ended December 31, 2021 and the year ended September 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

.NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED DECEMBER 31, 2021

  NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $84,738 as of December 31, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The Company filed a Registration Statement; Form-10-12g on June 16, 2021 and was effective 60 days post filing and the September 30, 2021 10K Annual filing in compliance with SEC regulations for effective companies. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

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

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED DECEMBER 31, 2021

NOTE 4 – COMMON STOCK (Continued)

On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for debt in the amount of $28,694, paid for Company expenses in 2020 and 2021.

As of the year ended September 30, 2021, the Company had 290,000,000 shares of Common Stock Authorized and 75,000,000 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding.

As of the three months ended December 31, 2021, the Company had 290,000,000 shares of Common Stock Authorized and 225,000,000 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature.

On October 14, 2020, Joseph Passalaqua, an officer and Related Party of the Company advanced the Company $2,000 to cover the Company’s Transfer Agent fees. The amount was non-interest bearing, payable on demand and unsecured. On October 31, 2020, the Company issued 70,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for debt in the amount of $2,000 paid to the Company’s Transfer Agent. As of September 30, 2021 and December 31, 2021, this amount is paid in full.

From July 2020 – November 2021, Joseph Passalaqua, an officer and Related Party, advanced the Company $23,444 to cover the Company’s expenses, that included Auditor fees, Legal fees, Stock Transfer Agent, State of Nevada corporation fees. This amount was included in a Convertible Note dated November 30, 2021 and was non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 debt conversion, which included this amount. As of December 31, 2021, this is paid in full.

During the years ended September 2019 – September 2021, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company. The amount of $5,250 was included in a Convertible Note owed to Joseph Passalaqua, dated November 30, 2021 and was non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 in debt conversion, which included this amount. As of December 31, 2021, this is paid in full.

In December 2021, Joseph Passalaqua, an officer and Related Party, advanced the Company $1,721 to cover the Company’s expenses that included Stock Transfer Agent and EDGAR/XBRL Agent fees. This amount is non-interest bearing, payable on demand and unsecured. As of December 31, 2021, $1,721 is outstanding and included in Related Party Payable.

In December 2021, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $750. This amount is non-interest bearing, payable on demand and unsecured. As of December 31, 2021, $750 is outstanding and included in Related Party Payable.

The Company currently operates out of an office of a related party free of rent.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED DECEMBER 31, 2021

NOTE 6 – INCOME TAXES

As of three months ended December 31, 2021, the Company had net operating loss carry forwards of approximately $84,738 that may be available to reduce future years' taxable income in varying amounts through 2041.

As of the year ended September 30, 2021, the Company had net operating loss carry forwards of approximately $80,293 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	December 31, 2021	September 30, 2021
Federal income tax benefit attributable to:
Current operations	$17,795	$16,862
Less: change in valuation allowance	(17,795)	(16,862)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2021	September 30, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$29,658	$28,103
Less: valuation allowance	(29,658)	(28,103)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $84,738 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after December 31, 2021 through January 05, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the year ended September 30, 2021.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis are set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

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

As of our previous year ended September 30, 2021, there were 75,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. As of the three months ended December 31, 2021, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Our Business

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

Employees

We have no employees.

Results of Operations for the three months ended December 31, 2021 and December 31, 2020

Revenues

We have generated revenues of $0 and $0 for the three months ended December 31, 2021 and December 31, 2020.

Operating and Administrative Expenses

Operating expenses for the three months ended December 31, 2021 were $4,445 compared with $3,357 for the three months ended December 31, 2020.  The increase in operating expenses were attributable to an increase in general and administrative expenses of $1,952, from $345 for the three months December 31, 2020 to $2,297 for the three months ended December 31, 2021 and an decrease of professional fees of $864, from $3,012 for the three months ended December 31, 2020 to $2,148 for the three months ended December 31, 2021.

Loss from Operations

Operating Loss before income tax for the three months ended December 31, 2021 was $(4,445), an increase of $1,088 for the comparable period of December 31, 2020, of which the loss from operations was $(3,357). This increase was primarily attributable to General and Administrative fees, that included EDGAR/XBRL formatting for filings and Stock Transfer fees.

Net loss

The Net loss for the three months ended December 31, 2021 was $(4,445), compared to a Net loss of $(3,357) for the three months ended December 31, 2020. This increase was primarily attributable to general and administrative fees, that included EDGAR/XBRL formatting for filings and Stock Transfer fees.  The net loss in 2021 was primarily attributable to an increase in general and administrative fees from operations.

Liquidity and Capital Resources

As of the year ended September 30, 2021 and the three months ended December 31, 2021, the Company's total assets were $0.

As of the last year ended, September 30, 2021, the Company had total liabilities of $34,293 that consisted of $6,857 in Accounts Payable, $25,143 in Accounts Payable owed to Related Parties; Joseph Passalaqua and Lyboldt-Daly Inc., of which Joseph Passalaqua is the sole officer and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the three months ended December 31, 2021, the Company had total liabilities of $10,044 that consisted of $5,270 in Accounts Payable, $2,471 in Accounts Payable owed to Related Parties; Joseph Passalaqua and Lyboldt-Daly Inc., of which Joseph Passalaqua is the sole officer and $2,303 in Income Tax Payable. The decrease in amounts in Accounts Payable owed to Related Parties was due to an conversion of debt in the amount of 28,694, in exchange for an issuance of 150,000,000 shares of common stock. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the last year ended September 30, 2021, the Company has a working capital deficit of $34,293,

As of the three months ended December 31, 2021, the Company has a working capital deficit of $10,044.

Working Capital and Cash Flows

Working Capital	December 31,	December 31,
	2021	2020

Current Assets	$—	$—
Current Liabilities	10,044	20,342
Working Capital (Deficit)	$(10,044)	$20,342

Cash Flows	December 31,	December 31,
	2021	2020

Cash Flows from (used in) Operating Activities	$28,694	$2,000
Cash Flows from (used in) Financing Activities	(28,694)	(2,000)
Net Increase (decrease) in Cash During Period	$—	$—

Cash Flows from Operating Activities

During the three months ended December 31, 2021 and December 31, 2020, the Company had $28,694 and $2,000, respectively, in cash used for operating activities.

Cash Flows from Financing Activities

During the three months December 31, 2021 and December 31, 2020, the Company had $28,694 and $2,000, respectively, in cash received from financing activities.

Critical Accounting Policies

 Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

 The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. For the last three months ending December 31, 2021, our operating expenses were $4,445. In the previous two fiscal years our operating expenses were $17,308 and $8,737 in the years ended September 30, 2021 and September 30, 2020 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

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

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is possible that our company will have issues relating to the current situation that will need to be considered by management in the future. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

The Company filed a Registration Statement; Form-10 and was effective 60 days post filing and a Form 10K for the year ended September 30, 2021 and will continue to file all required annual and quarterly reports on schedule. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Default on Notes

There are currently no notes in default.

Other Contractual Obligations

As of the year ended September 30, 2021 and the three months ended December 31, 2021, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Joseph Passalaqua, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Joseph Passalaqua, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of December 31, 2021 and as of the date of this filing, February 7, 2022.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended December 31, 2021 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document*
EX-101.SCH	XBRL Taxonomy Extension Schema Document*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

Date: February 7, 2022	By:	/s/ Joseph Passalaqua
Name: Joseph Passalaqua
Title: President Chief Executive Officer Chief Financial Officer