Form 10-Q
period 2022-06-30
Nine Alliance Science & Technology Group
filed 2022-08-15
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   ☒ .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

As of August 15, 2022, the date of this filing, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

INDEX

			Page

Part I.	Financial Information
	Item 1.	Financial Statements	4

		Balance Sheets as at June 30, 2022 (Unaudited) and September 30, 2021 (Audited).	4

		Statements of Operations for the Three months Ended June 30, 2022 and June 30, 2021 (Unaudited)	5
		Statements of Operations for the Nine months Ended June 30, 2022 and June 30, 2021 (Unaudited)
		Statements of Changes in Stockholders’ Deficit for the Three months Ended June 30, 2022 and June 30, 2021 (Unaudited) Statements of Changes in Stockholders’ Deficit for the Nine months Ended June 30, 2022 and June 30, 2021 (Unaudited)	6

		Statements of Cash Flow for the Nine months Ended June 30, 2022 and June 30, 2021 (Unaudited).	7

		Notes to the Financial Statements (Unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

	Item 4.	Controls and Procedures.	19

Part II.	Other Information
	Item 1.	Legal Proceedings.	20

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

	Item 3.	Defaults Upon Senior Securities.	20

	Item 4.	Mine Safety Disclosures	20

	Item 5.	Other Information.	20

	Item 6.	Exhibits.	21

Signatures			22

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

Nine Alliance Science & Technology Group
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	September 30,
	2022	2021
ASSETS
Current Assets:
Cash	$100	$—
Total Current Assets	100	—

TOTAL ASSETS	$100	$—

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$9,755	$6,847
Accounts Payable - Related Party	15,647	25,143
Income Tax Payable	2,303	2,303
Total Current Liabilities	27,705	34,293

Total Liabilities	$27,705	$34,293

COMMITMENTS AND CONTINGENCIES

Stockholder's Equity
Preferred Stock; Blank Check, par value $0.0001, 10,000,000 shares Authorized, 0 shares Issued and Outstanding as of June 30, 2022 and September 30, 2021	—	—
Common Stock, par value $0.0001, 290,000,000 shares Authorized, 225,000,000 shares Issued and Outstanding as of June 30, 2022 and 75,000,000 as of September 31, 2021	22,500	7,500
Additional Paid-In Capital	52,194	38,500
Accumulated Deficit	(102,299)	(80,293)

Total Stockholder's Deficit	(27,605)	(34,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$—

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues:	$—	$—	$—	$—

Operating Expenses
General and Administrative Expenses	1,570	581	4,865	1,551
Professional Fees	11,069	2,315	17,141	9,484
Total Operating Expenses	12,639	2,896	22,006	11,035

Loss From Operations	(12,639)	(2,896)	(22,006)	(11,035)

Income Tax Provision	$—	$—	$—	$—

Net Loss	$(12,639)	$(2,896)	$(22,006)	$(11,035)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	225,000,000	75,000,000	225,000,000	75,000,000

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended June 30, 2022
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2022	225,000,000	$22,500	$52,194	$(89,660)	$(14,966)

Net Loss for the Three Months Ended June 30, 2022	—	$—	$—	$(12,639)	$(12,639)

Balance as of June 30, 2022	225,000,000	$22,500	$52,194	$(102,299)	$(27,605)

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended June 30, 2021
(Unaudited)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2021	75,000,000	$7,500	$38,500	$(71,124)	$(25,124)

Net Loss for the Three Months Ended June 30, 2021	—	$—	$—	$(2,896)	$(2,896)

Balance as of June 30, 2021	75,000,000	$7,500	$38,500	$(74,020)	$(28,020)

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended June 30, 2022
(Unaudited)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2021	75,000,000	$7,500	$38,500	$(80,293)	$(34,293)

Issuance of Common Stock for Debt	150,000,000	$15,000	$13,694	$—	$28,694

Net Loss for the Nine Months Ended June 30, 2022	—	$—	$—	$(22,006)	$(22,006)

Balance as of June 30, 2022	225,000,000	$22,500	$52,194	$(102,299)	$(27,605)

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended June 30, 2021
(Unaudited)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2020	5,000,000	$500	$43,500	$(62,985)	$(18,985)

Issuance of Common Stock for Debt	70,000,000	$7,000	$(5,000)	$—	$2,000

Net Loss for the Nine Months Ended June 30, 2021	—	$—	$—	$(11,035)	$(11,035)

Balance as of June 30, 2021	75,000,000	$7,500	$38,500	$(74,020)	$(28,020)

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(22,006)	$(11,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	2,908	(5,335)
Accounts Payable - Related Party	(9,496)	2,250
Net Cash Used in Operating Activities	$(28,594)	$(14,120)

CASH FLOWS FROM FINANCING
Issuance of Shares for Capital	28,694	14,120
Net Cash Provided by Financing Activities	$28,694	$14,120

Net Increase (Decrease) in Cash	$100
Cash at the Beginning of Period	$—	$—
Cash at the End of Period	$100	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

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

FOR THE NINE MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

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

On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a stockholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary. As of the period ended, June 30, 2022, Joseph Passalaqua is CEO, CFO and Secretary.

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

2.4 Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and amounts provided to the Company from related parties. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

2.5 Stock-Based Compensation

For the nine months ended June 30, 2022 and the year ended September 30, 2021, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

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

 For the nine months ended June 30, 2022 and the year ended September 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

.NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $102,299 as of June 30, 2022 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at June 30, 2022. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Management believes that the ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

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

As of the nine months ended June 30, 2022, the Company had 290,000,000 shares of Common Stock Authorized and 225,000,000 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

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

From July 2020 – November 2021, Joseph Passalaqua, an officer and Related Party, advanced the Company $23,444 to cover the Company’s expenses, that included Auditor fees, Legal fees, Stock Transfer Agent, State of Nevada corporation fees. This amount was included in a Convertible Note dated November 30, 2021 and was non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 debt conversion, which included this amount.As of June 31, 2022, this is paid in full.

During the years ended September 2019 – September 2021, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company. The amount of $5,250 was included in a Convertible Note owed to Joseph Passalaqua, dated November 30, 2021 and was non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 in debt conversion, which included this amount. As of June 30, 2022, this is paid in full.

During the years ended September 2019 – September 2021, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company. The amount of $5,250 was included in a Convertible Note owed to Joseph Passalaqua, dated November 30, 2021 and was non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 in debt conversion, which included this amount. As of June 30, 2022, this is paid in full.

In the nine months ended June 30, 2022, Joseph Passalaqua, an officer and Related Party, advanced the Company $10,397 to cover the Company’s expenses that included Stock Transfer Agent and EDGAR/XBRL Agent fees. This amount is non-interest bearing, payable on demand and unsecured. As of June 30, 2022, $10,397 is outstanding and included in Related Party Payable.

In the nine months ended June 30, 2022, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $5,250. This amount is non-interest bearing, payable on demand and unsecured. As of June 30, 2022, $5,250 is outstanding and included in Related Party Payable.

The Company currently operates out of an office of a Related Party- the sole Officer, Joseph Passalaqua, free of rent.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR NINE MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

NOTE 6 – INCOME TAXES

As of nine months ended June 30, 2022, the Company had net operating loss carry forwards of approximately $89,660 that may be available to reduce future years' taxable income in varying amounts through 2042.

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

The 21% tax rate provision for Federal income tax consists of the following:

	June 30, 2022	September 30, 2021
Federal income tax benefit attributable to:
Current operations	$18,829	$16,862
Less: change in valuation allowance	(18,829)	(16,862)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2022	September 30, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$31,381	$28,103
Less: valuation allowance	(31,381)	(28,103)
Net deferred tax asset	$—	$—

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

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after June 30, 2022 through August 15, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the year ended September 30, 2021.

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

As of our previous year ended September 30, 2021, there were 75,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. As of the nine months ended June 30, 2022, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

Employees

We have no employees.

Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021

Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2022 and June 30, 2021.

Operating and Administrative Expenses

Operating expenses for the three months ended June 30, 2022 were $12,639 compared with $2,896 for the three months ended June 30, 2021.  The increase in operating expenses were attributable to a increase in general and administrative expenses, from $581 for the three months June 30, 2021 to $1,570 for the three months ended June 30, 2022 and included a decrease of professional fees, from $2,315 for the three months ended June 30, 2021 to $11,069 for the three months ended June 30, 2022.

Loss from Operations

Operating Loss before income tax for the three months ended June 30, 2022 was $(12,639), an increase of $9,743 for the comparable period of June 30, 2021, of which the loss from operations was $(2,896). This increase was primarily attributable to General and Administrative fees, that included EDGAR/XBRL formatting for filings and Stock Transfer fees.

Net loss

The Net loss for the three months ended June 30, 2022 was $(12,639), compared to a Net loss of $(2,896) for the three months ended June 30, 2021. This increase was primarily attributable to general and administrative fees, that included EDGAR/XBRL formatting for filings and Stock Transfer fees.  The net loss in 2021 was primarily attributable to an increase in general and administrative fees from operations.

Results of Operations for the Nine months Ended June 30, 2022 and June 30, 2021

Revenues

We have generated revenues of $0 and $0 for the nine months ended June 30, 2022 and June 30, 2021.

Operating and Administrative Expenses

Operating expenses for the nine months ended June 30, 2022 were $22,006 compared with $11,035 for the nine months ended June 30, 2021.  The increase in operating expenses were attributable to an increase in general and administrative expenses, from $1,551 for the nine months June 30, 2021 to $4,865 for the nine months ended June 30, 2022 and included a decrease of professional fees, from $9,484 for the nine months ended June 30, 2021 to $17,141 for the nine months ended June 30, 2022.

Loss from Operations

Operating Loss before income tax for the nine months ended June 30, 2022 was $(22,006), an increase of $10,971 for the comparable period of June 30, 2021, of which the loss from operations was $(11,035). This increase was primarily attributable to General and Administrative fees, that included EDGAR/XBRL formatting for filings and Stock Transfer fees.

Net loss

The Net loss for the nine months ended June 30, 2022 was $(22,006), compared to a Net loss of $(11,035) for the nine months ended June 30, 2021. This increase was primarily attributable to general and administrative fees, that included EDGAR/XBRL formatting for filings and Stock Transfer fees.  The net loss in 2021 was primarily attributable to an increase in general and administrative fees from operations.

 Liquidity and Capital Resources

As of the year ended September 30, 2021 and the nine months ended June 30, 2022, the Company's total assets were $0.

As of the last year ended, September 30, 2021, the Company had total liabilities of $34,293 that consisted of $6,857 in Accounts Payable, $25,143 in Accounts Payable owed to Related Parties; Joseph Passalaqua and Lyboldt-Daly Inc., of which Joseph Passalaqua is the sole officer and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the nine months ended June 30, 2022, the Company had total liabilities of $27,705 that consisted of $9,755 in Accounts Payable, $15,647 in Accounts Payable owed to Related Parties; Joseph Passalaqua and Lyboldt-Daly Inc., of which Joseph Passalaqua is the sole officer and $2,303 in Income Tax Payable. The decrease in amounts in Accounts Payable owed to Related Parties in the nine months ended June 30, 2022, was due to an conversion of debt in the amount of 28,694, in exchange for an issuance of 150,000,000 shares of common stock on December 7, 2021. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the last year ended September 30, 2021, the Company has a working capital deficit of $34,293,

 As of the nine months ended June 30, 2022, the Company has a working capital deficit of $27,605.

Working Capital and Cash Flows

Working Capital	June 30,	September 31,
	2022	2021

Current Assets	$100	$—
Current Liabilities	27,705	34,,293
Working Capital (Deficit)	$(27,605)	$34,293

Cash Flows	June 30,	June 30,
	2022	2021

Cash Flows from (used in) Operating Activities	$28,594	$14,120
Cash Flows from (used in) Financing Activities	(28,694)	(14,120)
Net Increase (decrease) in Cash During Period	$100	$—

Cash Flows from Operating Activities

During the nine months ended June 30, 2022 and June 30, 2021, the Company had $28,594 and $14,120, respectively, in cash used for operating activities.

Cash Flows from Financing Activities

During the nine months June 30, 2022 and June 30, 2021, the Company had $28,694 and $14,120, respectively, in cash received from financing activities.

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

The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. For the last nine months ending June 30, 2022, our operating expenses were $22,006. In the previous two fiscal years our operating expenses were $17,308 and $8,737 in the years ended September 30, 2021 and September 30, 2020 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 of the registration statement filed.

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

Other Contractual Obligations

As of the year ended September 30, 2021 and the nine months ended June 30, 2022, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Joseph Passalaqua, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Joseph Passalaqua, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2022 and as of the date of this filing, August 15, 2022.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

Date: August 15, 2022	By:	/s/ Joseph Passalaqua
Name: Joseph Passalaqua
Title: President Chief Executive Officer Chief Financial Officer