Form 10-K
period 2022-09-30
Nine Alliance Science & Technology Group
filed 2023-01-17
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $25,000,000. Market value is based on the assumed value of $5.00 per share, being the most recent sale price of the common stock prior to September 30, 2022.

As of September 30, 2022 and the date of this filing, the registrant had 225,000,000 shares of common stock issued and outstanding.

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

No revenue has been generated in the last two years ended September 30, 2021 and September 30, 2022.

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

As of September 30, 2022, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock (where the end of the quarter was on a weekend or holiday and in cases where there was otherwise no trading activity, the high and low prices nearest and prior to the date have been used):

	High	Low

FISCAL YEAR ENDED SEPTEMBER 30, 2021:
December 31, 2020	$10.00	$10.00
March 31, 2021	$10.00	$10.00
June 30, 2021	$10.00	$10.00
September 30, 2021	$5.00	$5.00

FISCAL YEAR ENDING SEPTEMBER 30, 2022:
December 31, 2021	$5.00	$5.00
March 31, 2022	$5.00	$5.00
June 30, 2022	$5.00	$5.00
September 30, 2022	$5.00	$5.00

Holders

As of September 30, 2022, there were approximately 40 holders of record of our common stock, not including holders who hold their shares in street name and as of the same date 500 shares are held in “street name,” largely from the Company’s initial registration.

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

Information Related to Outstanding Shares

As of September 30, 2022, there were 75,000,000 shares of our common stock issued and outstanding.

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

Description of Securities

The authorized capital stock of Nine Alliance Science & Technology Group consists of 290,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”) and 10,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred”). As of September 30, 2022, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

Joseph C. Passalaqua is the sole officer and director. He also is the beneficial owner of Heat and Friction LLC which controls 97.78% of the issued and outstanding common stock. As such, he is the controlling shareholder of the company. By controlling 97.78% of the common stock, Mr. Passalaqua can take actions on behalf of the company without input from any other shareholder. He can, by himself, take actions such as amending the articles of incorporation, appointing new officers and directors, setting his compensation, increasing the number of authorized shares, issuing new shares, approving mergers and acquisitions, and disposing of company assets. Each shareholder should take note of this potential conflict of Mr. Passalaqua when reviewing these securities.

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

Previous business operations of the Company generated limited revenues and the Company currently has no business operations. No revenue has been generated in the last two years ended September 30, 2022 and September 30, 2021, it is unlikely the Company will have any future revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Operations

Working Capital	September 30,	September 30
	2022	2021

Current Assets	$68	$-
Current Liabilities	39,557	34,293
Working Capital (Deficit)	$(39,489)	$(34,293)

Cash Flows	September 30,	September 30,
	2022	2021

Cash Flows from (used in) Operating Activities	$(43,050)	$(17,773)
Cash Flows from (used in) Financing Activities	43,118	17,773
Net Increase (decrease) in Cash During Year	$68	$-

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021

Operating Revenues

We have generated revenues of $0 and $0 for the years ended September 30, 2022 and 2021.

Operating Expenses and Net Loss

Operating expenses for the year ended September 30, 2022, were $33,390 compared with $17,308 for the year ended September 30, 2021.  The increase in operating expenses were attributable to an increase in professional fees from $15,157 for the year ended September 30, 2021 to $26,754 for the year ended September 30, 2022. Also there was an increase in general and administrative expenses from $2,151 for the year ended September 30, 2021 to $6,636 for the year ended September 30, 2022.

During the year ended September 30, 2022, the Company recorded a net loss of $33,390, compared with net loss of $17,308 for the year ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022 the Company's cash balance was $68 compared to cash balance of $0 as of September 30, 2021. As of September 30, 2022, the Company's total assets were $68 compared to total assets of $0 as of September 30, 2021.

As of September 30, 2022, the Company had total liabilities of $39,557 compared with total liabilities of $34,293 as of September 30, 2021. The increase in total liabilities is primarily attributed to an increase in accounts payable from $6,847 on September 30, 2021 to $15,830 on September 30, 2022. There was a decrease in accounts payable – related party from $7,370 on September 30, 2021 to $7,000 on September 30, 2022. At September 30, 2021 $17,773 was due to a Related Party for advances loaned the Company and at September 30, 2022 $14,424 was due to a Related Party, held in a Convertible Promissory Note.

As of September 30, 2022, the Company has a working capital deficit of $39,489 compared with working capital deficit of $34,293 at September 30, 2021 with the increase in the primarily attributed to an increase in accounts payable from $6,847 on September 30, 2021 to $15,830 on September 30, 2022. There was a decrease in accounts payable – related party from $7,370 on September 30, 2021 to $7,000 on September 30, 2022. At September 30, 2021 $17,773 was due to a Related Party for Advances loaned the Company and at September 30, 2022 $14,424 was due to a Related Party, held in a Convertible Promissory Note.

Cash Flows from Operating Activities

During the year ended September 30, 2022, the Company used $43,050 cash for operating activities compared to the use of $17,733 cash for operating activities during the year ended September 30, 2021.

Cash Flows from Financing Activities

During the year ended September 30, 2022 the company received $43,118 in cash from financing activities compared to receiving $17,773 in cash from financing activity for the year ended September 30, 2021.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $114,183 as of September 30, 2022 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at September 30, 2022. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The Company filed a Registration Statement; Form-10-12g on June 16, 2021 was effective 60 days post filing. The Company has continuing to remain current with filing annual and quarterly filings with the SEC. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

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

Stock-Based Compensation

As of September 30, 2022 & 2021, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For the years ended September 30, 2022 and September 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Nine Alliance Science & Technology Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nine Alliance Science & Technology Group (the “Company”) as of September 30, 2022, and the related consolidated statement of operations, statement of stockholders’ deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $114,183, negative working capital of $39,489. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2023.

Denver, CO

January 13, 2023

PCAOB# 6778

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

We have served as the Company's auditor since 2021. Islamabad, Pakistan

Date: October 31, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Nine Alliance Science & Technology Group
BALANCE SHEETS
(Audited)

		(Restated)
	September 30,	September 30,
	2022	2021
ASSETS
Current Assets:
Cash	$68	$—
Total Current Assets	68	—

TOTAL ASSETS	$68	$—

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$15,830	$6,847
Accounts Payable - Related Party	7,000	7,370
Proceeds from Related Party	—	17,773
Income Tax Payable	2,303	2,303
Note Payable - Related Party	14,424	—
Total Current Liabilities	39,557	34,293

Total Liabilities	$39,557	$34,293

Stockholder's Equity
Preferred Stock; Blank Check, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and Outstanding
as of September 30, 2022 and September 30, 2021		—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 225,000,000 shares Issued and Outstanding
as of September 30, 2022 and 75,000,000 as of September 30, 2021	22,500	7,500
Additional Paid-In Capital	52,194	38,500
Accumulated Deficit	(114,183)	(80,293)

Total Stockholder's Deficit	(39,489)	(34,293)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$68	$—

The accompanying notes are an integral part of these audited financial statements

Nine Alliance Science & Technology Group
STATEMENTS OF OPERATIONS
(Audited)

	For the Year Ended
	September 30,
	2022	2021

Revenues:	$—	$—

Operating Expenses
General and Administrative Expenses	6,636	2,151
Professional Fees	27,254	15,157
Total Operating Expenses	33,890	17,308

Loss From Operations	(33,890)	(17,308)

Income Tax Provision	$—	$—

Net Loss	$(33,890)	$(17,308)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	225,000,000	75,000,000

The accompanying notes are an integral part of these audited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended September 30, 2022
(Audited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance as of September 30, 2020	5,000,000	$500	$43,500	$(62,985)	$(18,985)

Issuance of Common Stock for Debt	70,000,000	$7,000	$(5,000)	$—	$2,000

Net Loss for the Year Ended September 30, 2021	—	$—	$—	$(17,308)	$(17,308)

Balance as of September 30, 2021	75,000,000	$7,500	$38,500	$(80,293)	$(34,293)

Issuance of Common Stock	150,000,000	$15,000	$13,694	$—	$28,694

Net Loss for the Year Ended September 30, 2022	—	$—	$—	$(33,890)	$(33,890)

Balance as of September 30, 2022	225,000,000	$22,500	$52,194	$(114,183)	$(39,489)

The accompanying notes are an integral part of these audited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF CASH FLOWS
(Audited)

	For the Year Ended
	September 30,
		(Restated)
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(33,890)	$(17,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	8,983	(3,675)
Accounts Payable - Related Party	(18,143)	3,250
Net Cash Used in Operating Activities	$(43,050)	$(17,733)

CASH FLOWS FROM FINANCING
Issuance of Shares for Capital	28,694	—
Notes Payable - Related Party	14,424	—
Proceeds from Related Party	—	17,733
Net Cash Provided by Financing Activities	$43,118	$17,733

Net Increase (Decrease) in Cash	$68
Cash at the Beginning of Year	$—	$—
Cash at the End of Year	$68	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 150,000,000 shares of Common Stock in exchange for $28,694 in Debt paid by a Related Party.

The accompanying notes are an integral part of these audited financial statements

NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

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

2.5 Stock-Based Compensation

As of September 30, 2022 & 2021, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

 NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

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

 For the years ended September 30, 2022 and September 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

.

  NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $114,183 as of September 30, 2022 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at September 30, 2022. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

As of the year ended September 30, 2022, the Company had 290,000,000 shares of Common Stock Authorized and 225,000,000 shares of Common Stock Issued and Outstanding.

As of the year ended September 30, 2022, the Company had 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding.

NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

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

From July 2020 – November 2021, Joseph Passalaqua, an officer and Related Party, advanced the Company $23,444 to cover the Company’s expenses, that included Auditor fees, Legal fees, Stock Transfer Agent, State of Nevada corporation fees. This amount was included in a Convertible Note dated November 30, 2021 and was non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 debt conversion, which included this amount. As of September 30, 2022, this amount is paid in full.

During the years September 30, 2019 – September 30, 2021, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company. The amount of $5,250 was included in a Convertible Note owed to Joseph Passalaqua, dated November 30, 2021 and was non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 in debt conversion, which included this amount. As of September 30, 2022, this is amount is paid in full.

In the twelve months ended September 30, 2022, Joseph Passalaqua, an officer and Related Party, advanced the Company $14,424 to cover the Company’s expenses that included Stock Transfer Agent and EDGAR/XBRL Agent fees. This amount is held in a Convertible Promissory Note that is non-interest bearing, payable on demand and unsecured. As of September 30, 2022, $14,424 is outstanding and included in Note Payable – Related Party.

In the twelve months ended September 30, 2022, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $7,000. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2022, $7,000 is outstanding and included in Related Party Payable.

The total amount as of the year end September 30, 2022 due to Joseph Passalaqua, an officer and Related Party, for payment of company expenses is $21,424.

The Company currently operates out of an office of a related party free of rent.

NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

NOTE 6 – INCOME TAXES

As of September 30, 2022, the Company had net operating loss carry forwards of approximately $114,183 that may be available to reduce future years' taxable income in varying amounts through 2042.

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

The 21% tax rate provision for Federal income tax consists of the following:

	September 30, 2022	September 30, 2021
Federal income tax benefit attributable to:
Current operations	$23,873	$16,862
Less: change in valuation allowance	(23,873)	(16,862)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2022	September 30, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$39,789	$28,103
Less: valuation allowance	(39,789)	(28,103)
Net deferred tax asset	$—	$—

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

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after September 30, 2022 through January 13, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the year ended September 30, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2022, Joseph C. Passalaqua, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended September 30, 2022 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2022, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

Because of the above condition, the sole officer, Joseph Passalaqua determined that, as of the date of this report, September 30, 2022 and the date of filing, January 17, 2023, Company’s internal controls over financial reporting were not effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current directors and each director nominee, as of the date of filing.

Name	Position	Age	Director Since
Joseph C. Passalaqua	Director	74	2019

Joseph C. Passalaqua

Mr. Passalaqua, 74, has been the president of Lyboldt-Daly, Inc., a real estate management company, since February 1996. He worked in sales for Summit Automotive from 2012 to 2016. He became President, Secretary and a Director of Plantation Lifecare Developers, Inc. in February 2015 until it merged into Plantation Corp. effective July 27, 2017. He was President, Secretary, Treasurer and Director of Plantation Corp. from April 27, 2017 until May 18, 2017 when he became Executive Vice-president and Director. He resigned as Executive Vice-president and Director on September 14, 2018. Mr. Passalaqua is serving as President and Director of Petro USA, previously All State Properties Holdings, Inc. (PBAJ) since February 2017. Mr. Passalaqua is now currently serving as President and Director of Nine Alliance Science and Technology (JMKJ) since August 2020.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer. The following table sets forth information regarding our executive officers as of September 30, 2022 and the date of this filing.

Name	Principal Occupation	Age	Office
Joseph C. Passalaqua	Chief Executive Officer, Chief Financial Officer and Secretary	74	Since 2019

Joseph C. Passalaqua’s biographical summary is included under “Our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers from as of the years ended September 30, 2022 and September 30, 2021:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2021	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, Chief Financial Officer, Secretary and Director)	2022	$0	$0	$0	$0	$0	$0	$0	$0

Employment Agreements

The Company does not have employment agreements with any of its officers or directors and there are no other employees.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended September 30, 2021 and September 30, 2022.

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

Stock Option Grants

We had no outstanding equity awards from inception through the year ended September 30, 2022. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended September 30, 2022:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Principal Stockholders

The following table sets forth, as of September 30, 2022, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Beneficial Owner	Number of Shares Beneficially Owned	Percent
Friction & Heat, LLC Beneficial Owner-Joseph C. Passalaqua 106 Glenwood Drive S. Liverpool, NY 13090-3340	220,000,000	97.78%

Named Executive Officers and Directors:
Joseph C. Passalaqua – owns Friction & Heat LLC 106 Glenwood Drive S. Liverpool, NY 13090-3340	220,000,000	97.78%
All executive officers and directors as a group (1 person)	220,000,000	97.78%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Passalaqua is considered to be a promoter, and currently is the only promoter, of Nine Alliance Science & Technology Group Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On October 14, 2020, the Company issued 7,000,000 shares of Common Stock to to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $2,000 debt conversion of amounts due Joseph Passalaqua as a Related Party. This amount was held in a Convertible Promissory Note, non-interest bearing, payable upon demand and unsecured. It is paid in full.

On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 debt conversion. This amount was held in a Convertible Promissory Note, non-interest bearing, payable upon demand and unsecured. It is paid in full.

In the year ended September 30, 2022, Joseph Passalaqua, an officer and Related Party, advanced the Company $14,424 to cover the Company’s expenses. This amount is held in a Convertible Promissory Note that is non-interest bearing, payable on demand and unsecured. As of September 30, 2022, $14,424 is outstanding and included in Note Payable – Related Party.

In the year ended September 30, 2022, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $7,000. This amount is non-interest bearing, payable on demand and unsecured. As of September 30, 2022, $7,000 is outstanding and included in Related Party Payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended September 30, 2021, the total fees billed for audit-related services was $6,043, $0 for tax services and $0 for all other services.

During the year ended September 30, 2022, the total fees billed for audit-related services was $19,470 , $0 for tax services and $0 for all other services

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

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

Date: January 17, 2023	By:	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua
President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

31