Form 10-Q
period 2022-12-31
Nine Alliance Science & Technology Group
filed 2023-01-30
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

 ☐ .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒.. No☐       .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth	☐

As of December 31, 2022, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of January 30, 2023, the date of this filing, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

Nine Alliance Science & Technology Group
BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31,	September 30,
	2022	2022
ASSETS
Current Assets:
Cash	$95	$68
Total Current Assets	95	68

TOTAL ASSETS	$95	$68

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$19,390	$15,830
Accounts Payable - Related Party	8,250	7,000
Income Tax Payable	2,303	2,303
Note Payable - Related Party	14,500	14,424
Total Current Liabilities	44,443	39,557

Total Liabilities	$44,443	$39,557

Stockholder's Equity
Preferred Stock; Blank Check, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and Outstanding as of September 30, 2022 and September 30, 2021
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 225,000,000 shares Issued and Outstanding
as of December 31, 2022 and September 30, 2022	22,500	22,500
Additional Paid-In Capital	52,194	52,194
Accumulated Deficit	(119,042)	(114,183)

Total Stockholder's Deficit	(44,348)	(39,489)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$95	$68

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021

Revenues:	$—	$—

Operating Expenses
General and Administrative Expenses	348	2,297
Professional Fees	4,511	2,148
Total Operating Expenses	4,859	4,445

Loss From Operations	(4,859)	(4,445)

Income Tax Provision	$—	$—

Net Loss	$(4,859)	$(4,445)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	225,000,000	225,000,000

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended December 31, 2022
(Uaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance as of September 30, 2022	225,000,000	$22,500	$52,194	$(114,183)	$(39,489)

Net Loss for the Three Months Ended December 31, 2022	—	$—	$—	$(4,859)	$(4,859)

Balance as of December 31, 2022	225,000,000	$22,500	$52,194	$(119,042)	$(44,348)

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,859)	$(4,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	3,561	(1,577)
Accounts Payable - Related Party	1,250	(22,672)
Net Cash Used in Operating Activities	$(48)	$(28,694)

CASH FLOWS FROM FINANCING
Issuance of Shares for Capital	—	28,694
Notes Payable - Related Party	75	—
Net Cash Provided by Financing Activities	$75	$28,694

Net Increase (Decrease) in Cash	$27	$—
Cash at the Beginning of Year	$68	$—
Cash at the End of Year	$95	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of 150,000,000 shares of Common Stock in exchange for $28,694 in Debt paid by a Related Party.

The accompanying notes are an integral part of these unaudited financial statements

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

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

On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a stockholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary. As of the period ended, December 31, 2022, Joseph Passalaqua is CEO, CFO and Secretary.

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of the previous year ended September 30, 2022 the Company had $68 in total assets, cash on hand. At December 31, 2022, the Company had $95 in total assets, cash on hand.

2.4 Fair Value of Financial Instruments

As defined in (Financial Accounting Standards Board ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company will utilize the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company's financial instruments consist of cash and cash equivalents, accounts payable and related party loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our balance sheet, are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 — Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company follows ASC 820’s financial instruments consist of accounts payable and amounts provided to the Company from related parties. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

2.5 Stock-Based Compensation

For the three months ended December 31, 2022 and the year ended September 30, 2022, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

2.6 Income Taxes

The Company follows the ASC 740-10 deferral method of accounting for income taxes for assets and liabilities. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits which arise as result of accumulated losses have not be recognized in these financial statements, as their realization is not likely to occur.

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

 For the three months ended December 31, 2022 and the year ended September 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

.NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

  NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $119,042 as of December 31, 2022 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2022. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

As of the three months ended December 31, 2022, the Company had 290,000,000 shares of Common Stock Authorized and 225,000,000 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

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

In 2020 – 2021 Joseph Passalaqua, an officer and Related Party , advanced the Company $23,444 to cover the Company’s expenses and Lyboldt-Daly, Inc; its sole officer Joseph Passalaqua, provided the internal accounting for the Company for $5,250. These amounts were held in a Convertible Note owed to Joseph Passalaqua, dated November 30, 2021 and were non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 in debt conversion and the Convertible Note was paid in full.

In the Year Ended September 30, 2022, Joseph Passalaqua, an officer and Related Party, advanced the Company $14,424 to cover the Company’s expenses This amount is held in a Convertible Note owed to Joseph Passalaqua, dated September 30, 2022 and is non-interest bearing, payable on demand and unsecured.

In the three months ended December 31, 2022, Joseph Passalaqua, an officer and Related Party, advanced the Company $75 to cover the Company’s expenses This amount is held in a Convertible Note owed to Joseph Passalaqua, dated December 31, 2022 and is non-interest bearing, payable on demand and unsecured.

As of December 31, 2022, $14,499 is outstanding and included in Related Party – Notes Payable, due to Joseph Passalaqua.

In the Year Ended September 30, 2022, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $7,000. This amount is non-interest bearing, payable on demand and unsecured.

In the three months ended December 31, 2022, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $1,250. This amount is non-interest bearing, payable on demand and unsecured.

As of December 31, 2022, $8,250 is outstanding and included in Related Party Payable, due to Lyboldt-Daly Inc.

The Company currently operates out of an office of a Related Party- the sole Officer, Joseph Passalaqua, free of rent.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 6 – INCOME TAXES

As of three months ended December 31, 2022, the Company had net operating loss carry forwards of approximately $119,042 that may be available to reduce future years' taxable income in varying amounts through 2043.

As of the year ended September 30, 2022, the Company had net operating loss carry forwards of approximately $114,183 that may be available to reduce future years' taxable income in varying amounts through 2042.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	December 31, 2022	September 30, 2022
Federal income tax benefit attributable to:
Current operations	$24,999	$23,978
Less: change in valuation allowance	(24,999)	(23,978)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2022	September 30, 2022
Deferred tax asset attributable to:
Net operating loss carry over	$41,664	$39,964
Less: valuation allowance	(41,664)	(39,964)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $119,042 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

In January 2023 Joseph Passalaqua, an officer and Related Party, advanced the Company $1,800 to cover the Company’s expenses This amount is held in a Convertible Note owed to Joseph Passalaqua, dated January 18, 2023 and is non-interest bearing, payable on demand and unsecured.

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

As of our previous year ended September 30, 2022, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

As of the three months ended December 31, 2022, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

Employees

We have no employees.

Results of Operations for the Three Months Ended December 31, 2022 and December 31, 2021

Revenues

We have generated revenues of $0 and $0 for the three months ended December 31, 2022 and December 31, 2021.

Operating and Administrative Expenses

Operating expenses for the three months ended December 31, 2022 were $4,859 compared with $4,445 for the three months ended December 31, 2021.  The increase in operating expenses were attributable to a increase in professional fees, from $2,148 for the three months December 31, 2021 to $4,511 for the three months ended December 31, 2022 and included a decrease of general and administrative fees, from $2,297 for the three months ended December 31, 2021 to $348 for the three months ended December 31, 2022.

Loss from Operations

Operating Loss before income tax for the three months ended December 31, 2022 was $(4,859), an increase of $414 for the comparable period of December 31, 2021, of which the loss from operations was $(4,445). This increase was primarily attributable to Professional fees, that included Auditor and Internal Accounting fees for quarterly and annual filings.

Net loss

The Net loss for the three months ended December 31, 2022 was $(4,859), compared to a Net loss of $(4,445) for the three months ended December 31, 2021. This increase was primarily attributable to Professional fees, that included Auditor and Internal Accounting fees for quarterly and annual filings for 2022.

 Liquidity and Capital Resources

As of the year ended September 30, 2022 and the three months ended December 31, 2022, the Company's total assets were $68 and $95, respectively.

As of the last year ended, September 30, 2022, the Company had total liabilities of $39,557 that consisted of $15,830 in Accounts Payable, $7,000 in Accounts Payable – Related Party and $14,424 in Notes Payable - Related Party, ( with Joseph Passalaqua the Related Party for both) and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the three months ended December 31, 2022, the Company had total liabilities of $44,443 that consisted of $19,391 in Accounts Payable, $8,250 in Accounts Payable – Related Party and $14,499 in Notes Payable - Related Party, ( with Joseph Passalaqua the Related Party for both) and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the last year ended September 30, 2022, the Company has a working capital deficit of $39,489,

 As of the three months ended December 31, 2022, the Company has a working capital deficit of $44,348.

Working Capital and Cash Flows

Working Capital	December 31,	September 30,
	2022	2022

Current Assets	$95	$68
Current Liabilities	44,443	39,557
Working Capital (Deficit)	$44,348	$39,489

Cash Flows	December 31,	December 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$(48)	$(28,694)
Cash Flows from (used in) Financing Activities	75	28,694
Net Increase (decrease) in Cash During Period	$27	$—

Cash Flows from Operating Activities

During the three months ended December 31, 2021 and December 31, 2022, the Company had $28,694 and $48, respectively, in cash used for operating activities.

Cash Flows from Financing Activities

During the three months December 31, 2021 and December 31, 2022, the Company had $28,694 and $75, respectively, in cash received from financing activities.

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

 The Company, as of the date of this filing had approximately $95 in cash and has not earned any revenues from operations to date. For the last three months ending December 31, 2022, our operating expenses were $4,859. In the previous two fiscal years our operating expenses were $33,890 and $17,308 in the years ended September 30, 2022 and September 30, 2021 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 of the registration statement filed.

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

The Company filed a Form 10K for the year ended September 30, 2022 and a Form 10Q ended December 31, 2022 and will continue to file all required annual and quarterly reports on schedule. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

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

Other Contractual Obligations

As of the year ended September 30, 2022 and the three months ended December 31, 2022, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Joseph Passalaqua, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Joseph Passalaqua, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 and as of the date of this filing, January 30, 2023.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended December 31, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

Date: January 30 , 2023	By:	/s/ Joseph Passalaqua
Name: Joseph Passalaqua
Title: President Chief Executive Officer Chief Financial Officer