Form 10-Q
period 2023-06-30
Nine Alliance Science & Technology Group
filed 2023-07-31
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

   [ ]    .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2023, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2023, the date of this filing, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

Nine Alliance Science & Technology Group
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	September 30,
	2023	2022
ASSETS
Current Assets:
Cash	$—	$68
Total Current Assets	—	68

TOTAL ASSETS	$—	$68

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$12,339	$15,830
Accounts Payable - Related Party	10,750	7,000
Income Tax Payable	2,303	2,303
Note Payable - Related Party	40,597	14,424
Total Current Liabilities	65,989	39,557

Total Liabilities	$65,989	$39,557

Stockholder's Equity
Preferred Stock; Blank Check, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and Outstanding as of June 30, 2023 and September 30, 2022
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 225,000,000 shares Issued and Outstanding
as of June 30, 2023 and September 30, 2022	22,500	22,500
Additional Paid-In Capital	52,194	52,194
Accumulated Deficit	(140,683)	(114,183)

Total Stockholder's Deficit	(65,989)	(39,489)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$—	$68

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues:	$—	$—	$—	$—

Operating Expenses
General and Administrative Expenses	4,719	1,570	11,957	4,865
Professional Fees	4,352	11,069	14,543	17,141
Total Operating Expenses	9,071	12,639	26,500	22,006

Loss From Operations	(9,071)	(12,639)	(26,500)	(22,006)

Income Tax Provision	$—	$—	$—	$—

Net Loss	$(9,071)	$(12,639)	$(26,500)	$(22,006)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	225,000,000	225,000,000	225,000,000	225,000,000

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three and Nine Months Ended June 30, 2023
(Uaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance as of September 30, 2022	225,000,000	$22,500	$52,194	$(114,183)	$(39,489)

Net Loss for the Three Months Ended December 31, 2022	—	$—	$—	$(4,859)	$(4,859)

Balance as of December 31, 2022	225,000,000	$22,500	$52,194	$(119,042)	$(44,348)

Net Loss for the Three Months Ended March 31, 2023	—	$—	$—	$(12,570)	$(12,570)

Balance as of March 31, 2023	225,000,000	$22,500	$52,194	$(131,612)	$(56,918)

Net Loss for the Three Months Ended June 30, 2023	—	$—	$—	$(9,071)	$(9,071)

Balance as of June 30, 2023	225,000,000	$22,500	$52,194	$(140,683)	$(65,989)

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three and Nine Months Ended June 20, 2022
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

The accompanying notes are an integral part of these unaudited financial statements

Nine Alliance Science & Technology Group
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months
	June 30,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,500)	$(22,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	(3,491)	2,908
Accounts Payable - Related Party	3,750	(9,496)
Net Cash Used in Operating Activities	$(26,241)	$(28,594)

CASH FLOWS FROM FINANCING
Issuance of Shares for Capital	—	28,694
Notes Payable - Related Party	26,173	—
Net Cash Provided by Financing Activities	$26,173	$28,694

Net Increase (Decrease) in Cash	$(68)	$100
Cash at the Beginning of Year	$68	$—
Cash at the End of Year	$—	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 150,000,000 shares of Common Stock in exchange for $28,694 in Debt paid by a Related Party.

The accompanying notes are an integral part of these unaudited financial statements

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

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

On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a stockholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary. As of the period ended, June 30, 2023, Joseph Passalaqua is CEO, CFO and Secretary.

On June 2, 2023 the Company filed with the State of Nevada to change the Company name to Coretag, Inc. , and a 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents have been provided to FINRA and are pending approval.

On June 6, 2023 the Company entered into a Common Stock Purchase Agreement with Coretag Holding AG, a German Public Limited Company, following the Closing date, when the name change and reverse split receive approval, the Company will file a Super 8K with the SEC.

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of nine months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of the previous year ended September 30, 2022 the Company had $68 in total assets, cash on hand. At June 30, 2023, the Company had $0 in total assets, cash on hand.

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

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

.

2.4 Fair Value of Financial Instruments (Continued)

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

2.5 Stock-Based Compensation

For the nine months ended June 30, 2023 and the year ended September 30, 2022, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

 For the nine months ended June 30, 2023 and the year ended September 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.8 Commitments and Contingencies (continued)

potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $140,683 as of June 30, 2023 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at June 30, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

As of the nine months ended June 30, 2023, the Company had 290,000,000 shares of Common Stock Authorized and 225,000,000 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

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

In the nine months ended June 30, 2023, Joseph Passalaqua, an officer and Related Party, advanced the Company $26,173 to cover the Company’s expenses These amounts are held in Convertible Notes owed to Joseph Passalaqua, and are non-interest bearing, payable on demand and unsecured.

As of June 30, 2023, $40,597 is outstanding and included in Related Party – Notes Payable, due to Joseph Passalaqua.

In the Year Ended September 30, 2022, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $7,000. This amount is non-interest bearing, payable on demand and unsecured.

In the nine months ended June 30, 2023, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $3,750. This amount is non-interest bearing, payable on demand and unsecured.

As of June 30, 2023, $10,750 is outstanding and included in Related Party Payable, due to Lyboldt-Daly Inc.

The Company currently operates out of an office of a Related Party- the sole Officer, Joseph Passalaqua, free of rent.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR NINE MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

NOTE 6 – INCOME TAXES

As of nine months ended June 30, 2023, the Company had net operating loss carry forwards of approximately $140,683 that may be available to reduce future years' taxable income in varying amounts through 2043.

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

The 21% tax rate provision for Federal income tax consists of the following:

	June 30, 2023	September 30, 2022
Federal income tax benefit attributable to:
Current operations	$29,543	$23,978
Less: change in valuation allowance	(29,543)	(23,978)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2023	September 30, 2022
Deferred tax asset attributable to:
Net operating loss carry over	$49,239	$39,964
Less: valuation allowance	(49,239)	(39,964)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $140,683 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

On June 2, 2023 the Company filed with the State of Nevada to change the Company name to Coretag, Inc. , and a 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents have been provided to FINRA and are pending approval.

On June 6, 2023 the Company entered into a Common Stock Purchase Agreement with Coretag Holding AG, a German Public Limited Company, following the Closing date, when the name change and reverse split receive approval, the Company will file a Super 8K with the SEC.

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

No revenue has been generated in the last two years ended September 30, 2021 and September 30, 2022 and in the nine months ended June 30, 2023.

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

As of the nine months ended June 30, 2023, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Recent Developments

On June 2, 2023 the Company filed with the State of Nevada to change the Company name to Coretag, Inc. , and a 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents have been provided to FINRA and are pending approval.

On June 6, 2023 the Company entered into a Common Stock Purchase Agreement with Coretag Holding AG, a German Public Limited Company, following the Closing date, when the name change and reverse split receive approval, the Company will file a Super 8K with the SEC.

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

Employees

We have no employees.

Results of Operations for the Three Months Ended June 30, 2023 and June 30, 2022

Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2023 and June 30, 2022.

Operating and Administrative Expenses

Operating expenses for the three months ended June 30, 2023 were $9,071 compared with $12,639 for the three months ended June 30, 2022.  The decrease in operating expenses was attributable to a decrease in Professional fees, from $11,069 for the three months June 30, 2022 to $4,352 for the three months ended June 30, 2023. There was an increase in General and Administrative fees, from $1,570 for the three months ended June 30, 2022 to $4,719 for the three months ended June 30, 2023.

Loss from Operations

Operating Loss before income tax for the three months ended June 30, 2023 was $(9,071), a decrease of $3,568 for the comparable period of June 30, 2022, of which the loss from operations was $(12,639). This was attributable to a decrease in Professional fees that included Auditor and Internal Accounting fees.

The General and Administrative fees had an increase, this included Stock Transfer fees and EDGAR/XBRL formatting fees for quarterly and annual filings for 2022/2023.

Net loss

The Net loss for the three months ended June 30, 2023 was $(9,071), compared to a Net loss of $(12,639) for the three months ended June 30, 2022. This was attributable to a decrease in Professional fees that included Auditor and Internal Accounting fees. The General and Administrative fees had an increase, this included Stock Transfer fees and EDGAR/XBRL formatting fees for quarterly and annual filings for 2022/2023.

Results of Operations for the Nine months Ended June 30, 2023 and June 30, 2022

Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2023 and June 30, 2022.

Operating and Administrative Expenses

Operating expenses for the nine months ended June 30, 2023 were $26,500 compared with $22,006 for the nine months ended June 30, 2022.  The increase in operating expenses was attributable to a increase in General and Administrative fees, from $4,865 for the nine months June 30, 2022 to $11,957 for the nine months ended June 30, 2023. There was a decrease in Professional fees, from $17,141 for the nine months ended June 30, 2022 to $14,543 for the nine months ended June 30, 2023.

Loss from Operations

Operating Loss before income tax for the nine months ended June 30, 2023 was $(26,500), an increase of $4,494 for the comparable period of June 30, 2022, of which the loss from operations was $(22,006). This was attributable to an increase in General and Administrative fees that included Stock Transfer fees and EDGAR/XBRL formatting fees for quarterly and annual filings for 2022/2023. There was a decrease in Professional fees, that included Auditor and Internal Accounting fees for 2022/2023.

Net loss

The Net loss for the nine months ended June 30, 2023 was $(26,500), compared to a Net loss of $(22,006) for the nine months ended June 30, 2022. This was attributable to an increase in General and Administrative fees that included Stock Transfer fees and EDGAR/XBRL formatting fees for quarterly and annual filings for 2022/2023. There was a decrease in Professional fees, that included Auditor and Internal Accounting fees for 2022/2023.

Liquidity and Capital Resources

As of the year ended September 30, 2022 and the three months ended June 30, 2023, the Company's total assets were $68 and $0, respectively.

As of the last year ended, September 30, 2022, the Company had total liabilities of $39,557 that consisted of $15,830 in Accounts Payable, $7,000 in Accounts Payable – Related Party and $14,424 in Notes Payable - Related Party, ( with Joseph Passalaqua the Related Party for both) and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the nine months ended June 30, 2023, the Company had total liabilities of $65,989 that consisted of $12,339 in Accounts Payable, $10,750 in Accounts Payable – Related Party and $40,597 in Notes Payable - Related Party, ( with Joseph Passalaqua the Related Party for both) and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the last year ended September 30, 2022, the Company has a working capital deficit of $39,489.

 As of the nine months ended June 30, 2023, the Company has a working capital deficit of $65,989.

Working Capital and Cash Flows

Working Capital	June 30,	September 30,
	2023	2022

Current Assets	$—	$68
Current Liabilities	65,989	39,557
Working Capital (Deficit)	$65,989	$39,489

Cash Flows	June 30,	June 30,
	2023	2022

Cash Flows from (used in) Operating Activities	$(26,241)	$(28,594)
Cash Flows from (used in) Financing Activities	26,173	28,694
Net Increase (decrease) in Cash During Period	$(68)	$100

Cash Flows from Operating Activities

During the nine months ended June 30, 2023 and June 30, 2022, the Company had $26,241 and $28,594, respectively, in cash used for operating activities.

Cash Flows from Financing Activities

During the nine months June 30, 2023 and June 30, 2022, the Company had $26,173 and $28,694, respectively, in cash received from financing activities.

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

 The Company, as of the date of this report had approximately $0 in cash and has not earned any revenues from operations to date. For the last nine months ending June 30, 2023, our operating expenses were $26,500. In the previous two fiscal years our operating expenses were $33,890 and $17,308 in the years ended September 30, 2022 and September 30, 2021 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 of the registration statement filed.

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

The Company filed a Form 10K for the year ended September 30, 2022 and a Form 10Q ended June 30, 2023 and will continue to file all required annual and quarterly reports on schedule. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

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

Other Contractual Obligations

As of the year ended September 30, 2022 and the nine months ended June 30, 2023, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Joseph Passalaqua, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Joseph Passalaqua, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2023 and as of the date of this filing, July 31, 2023.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

Date: July 31, 2023	By:	/s/ Joseph Passalaqua
Name: Joseph Passalaqua
Title: President Chief Executive Officer Chief Financial Officer