Form 10-Q/A
period 2023-06-30
Nine Alliance Science & Technology Group
filed 2023-11-24
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒.. No☐       .

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒. No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐ .
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

As of November 22, 2023, the date of this filing and July 31, 2023, the date of our Quarterly Report filing, there were 225,000,000 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Nine Alliance Science & Technology Group (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023(the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on July 31, 2023. This Amendment is being filed solely to update the cover page generally, and specifically to correct the shell company box on the cover page of the Form 10-Q. The shell company box was incorrectly marked “no” on the cover of the Form 10-Q indicating we are not a shell company as filed on July 31, 2023. This was done in error. We are a shell company and our Form 10-Q and prior filings reflect this in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. This Amendment is being filed to disclose on the cover page that we are a shell company.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document*
EX-101.SCH	XBRL Taxonomy Extension Schema Document*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

^ Filed herewith.

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

* Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed on July 31, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NINE ALLIANCE SCIENCE & TECHNOLOGY GROUP

Date: November 24, 2023	By:	/s/ Joseph Passalaqua
Name: Joseph Passalaqua
Title: President Chief Executive Officer Chief Financial Officer (Principal Executive and Principal Financial Officer)