Form 10-K
period 2023-09-30
Coretag Holdings, Inc.
filed 2023-12-08
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

Commission file number 000-56293

Coretag Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nine Alliance Science & Technology Group
(Former name of registrant )

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
(Do not check if a smaller reporting company)

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $25,000,000. Market value is based on the assumed value of $5.00 per share, being the most recent sale price of the common stock prior to September 30, 2023.

As of September 30, 2023 and December 8, 2023, the date of this filing, the registrant had 225,000,000 shares of common stock issued and outstanding.

CORETAG HOLDINGS, INC.

(FORMERLY NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP)

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

As used in this annual report, the terms "we", "us", "our", “Coretag" mean Coretag Holdings, Inc. , unless the context clearly requires otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Coretag, Inc. (“Coretag”, “We”, or the “Company”) was incorporated in the State of Nevada on September 12, 2014, under the name Paramount Supply Inc. The Company then known as Paramount Supply Inc. last filed a financial report with the SEC on August 25, 2017. On September 29, 2017, our name was changed to Nine Alliance Science & Technology Group. On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary. On June 2, 2023, the Company filed a Certificate of Amendment with the State of Nevada to changing the name from “Nine Alliance Science and Technology Group” to “Coretag Holdings, Inc.”

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

No revenue has been generated in the last two years ended September 30, 2023 and September 30, 2022.

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

The authorized capital stock of Coretag Holdings, Inc. (formerly Nine Alliance Science & Technology Group) consists of 290,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”) and 10,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred”).

As of September 30, 2023, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

 GENERAL

Coretag Holdings, inc. (the “Company”) was incorporated as Paramount Supply Inc . and established under the Corporation Laws of the State of Nevada on September 12, 2014. On September 29, 2017, the Company filed a Certificate of Amendment changing the name from “Paramount Supply.” to “Nine Alliance Science and Technology Group”. The Company was formed for the purpose of marketing and distributing ladies fashion handbags. At the end of 2017 the Company became dormant and ceased all business operations.

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

On June 2, 2023, the Company filed a Certificate of Amendment with the State of Nevada to changing the name from “Nine Alliance Science and Technology Group” to “Coretag Holdings, Inc.”

We are currently considered a shell company Rule 405 defines a shell company as a company with 1) no or nominal operations, and either 2)no or nominal assets, 3) assets consisting solely of cash and cash equivalents, or 4) assets consisting of any amount of cash and cash equivalents and nominal other assets. We will remain classified as a shell company until we qualify for an exemption pursuant to Rule 144 (i)(2) by meeting the following requirements: Coretag Holdings, Inc. will no longer be a shell company when it mandatorily files reports with the SEC, it has filed all required reports during the past 12 months, and it has been over a year since the current Form 10 information was filed. Security holders will not be able to rely on Rule 144 for the resale of restricted and/or control securities as long as JMKJ remains classified as a shell corporation.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades currently over the counter under the ticker symbol "JMKJ" and there is no established public trading market for our shares on the OTC PINK Exchange under the ticker symbol "JMKJ". On June 3, 2023 the Company changed the name to CORETAG HOLDINGS, INC and requested a new symbol to trade on the OTC Pink market. OTC Markets Groups is a company that provides financial market information involving price and liquidity for OTC securities on its website OTCMarkets.com and is designed to provide investors with information and risks pertaining to OTC securities. JMKJ is currently designated as a "Limited information" company by OTCMarkets.com which is delineated with a "YIELD" sign on OTCMarkets.com. This means that OTCMarkets.com has determined that JMKJ has posted limited information on OTCMarkets.com or is late on its filings with the SEC and Investors should use caution when considering this company.

The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock (where the end of the quarter was on a weekend or holiday and in cases where there was otherwise no trading activity, the high and low prices nearest and prior to the date have been used):

	High	Low

FISCAL YEAR ENDED SEPTEMBER 30, 2022:
December 31, 2021	$5.00	$5.00
March 31, 2022	$5.00	$5.00
June 30, 2022	$5.00	$5.00
September 30, 2022	$5.00	$5.00

FISCAL YEAR ENDING SEPTEMBER 30, 2023:
December 31, 2022	$5.00	$5.00
March 31, 2023	$5.00	$5.00
June 30, 2023	$5.00	$5.00
September 30, 2023	$5.00	$5.00

Holders

As of September 30, 2023, there were approximately 40 holders of record of our common stock, not including holders who hold their shares in street name and as of the same date 500 shares are held in “street name,” largely from the Company’s initial registration.

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

Information Related to Outstanding Shares

As of September 30, 2023, there were 225,000,000 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which 220,000,000 shares are owned by our sole officer, and director) were issued and have been paid for and held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act when the Company has been reporting for 1 year and has ceased being a “shell company” as defined by Rule 144(i).

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

Description of Securities

The authorized capital stock of Coretag Holdings, Inc. (formerly Nine Alliance Science and Technology Group) consists of 290,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”) and 10,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred”). As of September 30, 2022, there were 225,000,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

The following description of certain matters relating to Coretag Holdings, Inc. securities is a summary and is qualified in its entirety by the provisions of Coretag Holdings, Inc. Articles of Incorporation, the Amendment to the Articles of Incorporation and Bylaws.

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

 The laws of the State of Nevada provide that the affirmative vote of a majority of the holders of the outstanding shares of our common stock and is required to authorize any amendment to our articles of incorporation, any merger or consolidation of Coretag Holdings, Inc. with any corporation, or any liquidation or disposition of any substantial assets of Coretag Holdings, Inc..

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

On June 2, 2023, the Company filed a Certificate of Amendment with the State of Nevada for a 1 for 2,500 Reverse Stock Split of common stock issued, with any fractional shares rounded up. The result would be 90,000 Post-Reverse shares issued and outstanding from 225,000,000. This is pending approval with FINRA.

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

Previous business operations of the Company generated limited revenues and the Company currently has no business operations. No revenue has been generated in the last two years ended September 30, 2023 and September 30, 2022, it is unlikely the Company will have any future revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Operations

Working Capital	September 30,	September 30
	2023	2022

Current Assets	$—	$68
Current Liabilities	69,670	39,557
Working Capital (Deficit)	$(69,670)	$(39,489)

Cash Flows	September 30,	September 30,
	2023	2022

Cash Flows from (used in) Operating Activities	$(32,061)	$(43,050)
Cash Flows from (used in) Financing Activities	31,993	43,118
Net Decrease (increase) in Cash During Year	$(68)	$68

 Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

Operating Revenues

We have generated revenues of $0 and $0 for the years ended September 30, 2022 and September 30, 2023.

Operating Expenses and Net Loss

Operating expenses for the year ended September 30, 2023, were $30,181 compared with $33,890 for the year ended September 30, 2022.  The decrease in operating expenses were primarily attributable to a decrease in professional fees from $27,254 for the year ended September 30, 2022 to $16,487 for the year ended September 30, 2023. Professional fees include Auditor and Attorney fees. There was an increase in general and administrative expenses from $6,636 for the year ended September 30, 2022 to $13,694 for the year ended September 30, 2023.

During the year ended September 30, 2023, the Company recorded a net loss of $30,181, compared with net loss of $33,890 for the year ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023 the Company's cash balance was $0 compared to cash balance of $68 as of September 30, 2022. As of September 30, 2023, the Company's total assets were $0 compared to total assets of $68 as of September 30, 2022.

As of September 30, 2023, the Company had total liabilities of $69,670 compared with total liabilities of $39,557 as of September 30, 2022. The increase in total liabilities is primarily attributed to an increase in Notes Payable – Related Party from $14,424 on September 30, 2022 to $46,417 on September 30, 2023. There was also an increase in Accounts payable – Related Party from $7,000 on September 30, 2022 to $12,500 on September 30, 2023. There was decrease in Accounts Payable from $15,830 on September 30, 2022 to $8,450 on September 30, 2023.

As of September 30, 2023, the Company has a working capital deficit of $69,670 compared with working capital deficit of $39,489 at September 30, 2022. This is primarily attributed to an increase in Notes Payable – Related Party from $14,424 on September 30, 2022 to $46,417 on September 30, 2023. There was also an increase in Accounts payable – Related Party from $7,000 on September 30, 2022 to $12,500 on September 30, 2023. There was decrease in Accounts Payable from $15,830 on September 30, 2022 to $8,450 on September 30, 2023.

Cash Flows from Operating Activities

During the year ended September 30, 2023, the Company used $32,061 cash for operating activities compared to the use of $43,050 cash for operating activities during the year ended September 30, 2022.

Cash Flows from Financing Activities

During the year ended September 30, 2023 the company received $31,993 in cash from financing activities compared to receiving $43,118 in cash from financing activity for the year ended September 30, 2022.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $144,364 as of September 30, 2023 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at September 30, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Stock-Based Compensation

As of September 30, 2023 & September 30, 2022, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For the years ended September 30, 2023 and September 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Coretag Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Coretag Holdings, Inc. (the Company) as of September 30, 2023, and the related statements of operations, statement of stockholders’ equity, and statement of cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

December 08, 2023

We have served as the Company’s auditor since 2023

Los Angeles, California

PCAOB ID Number 6580

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

Denver, CO

January 13, 2023

PCAOB# 6778

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CORETAG HOLDINGS, INC.
BALANCE SHEETS
(Audited)

	For the Years Ended
	September 30,	September 30,
	2023	2022

ASSETS
Current Assets:
Cash	$—	$68
Total Current Assets	—	68

TOTAL ASSETS	$—	$68

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$8,450	$15,830
Accounts Payable - Related Party	12,500	7,000
Income Tax Payable	2,303	2,303
Note Payable - Related Party	46,417	14,424
Total Current Liabilities	69,670	39,557

Total Liabilities	$69,670	$39,557

Stockholder's Equity
Preferred Stock; Blank Check, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and Outstanding as of September 30, 2023 and September 30, 2022
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 225,000,000 shares Issued and Outstanding
as of September 30, 2023 and September 30, 2022	22,500	22,500
Additional Paid-In Capital	52,194	52,194
Accumulated Deficit	(144,364)	(114,183)

Total Stockholder's Deficit	(69,670)	(39,489)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$—	$68

The accompanying notes are an integral part of these unaudited financial statements

CORETAG HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(Audited)

	For the Years Ended
	September 30,
	2023	2022

Revenues:	$—	$—

Operating Expenses
General and Administrative Expenses	13,694	6,636
Professional Fees	16,487	27,254
Total Operating Expenses	30,181	33,890

Loss From Operations	(30,181)	(33,890)

Income Tax Provision	$—	$—

Net Loss	$(30,181)	$(33,890)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	225,000,000	225,000,000

The accompanying notes are an integral part of these audited financial statements

CORETAG HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended September 30, 2023 and September 30, 2022
(Audited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of September 30, 2021	75,000,000	$7,500	$38,500	$(80,293)	$(34,293)

Issuance of Common Stock	150,000,000	$15,000	$13,694	$—	$28,694

Net Loss for the Year Ended September 30 2022	—	$—		$(33,890)	$(33,890)

Balance as of September 30, 2022	225,000,000	$22,500	$52,194	$(114,183)	$(39,489)

Net Loss for the Year Ended September 30 2023	—	$—	$—	$(30,181)	$(30,181)

Balance as of September 30, 2023	225,000,000	$22,500	$52,194	$(144,364)	$(69,670)

The accompanying notes are an integral part of these audited financial statements

CORETAG HOLDINGS, INC.
STATEMENT OF CASH FLOWS
(Audited)

	For the Years Ended
	September 30,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(30,181)	$(33,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	(7,380)	8,983
Accounts Payable - Related Party	5,500	(18,143)
Net Cash Used in Operating Activities	$(32,061)	$(43,050)

CASH FLOWS FROM FINANCING
Issuance of Shares for Capital	—	28,694
Notes Payable - Related Party	31,993	14,424
Net Cash Provided by Financing Activities	$31,993	$43,118

Net Increase (Decrease) in Cash	$(68)	$68
Cash at the Beginning of Year	$68	$—
Cash at the End of Year	$—	$68

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 150,000,000 shares of Common Stock in Exchange for $28,694 in Debt Paid by a Related Party.	$—	$28,694

The accompanying notes are an integral part of these audited financial statements

CORETAG HOLDINGS, INC.

(FORMERLY NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022.

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

On June 2, 2023, the Company filed a Certificate of Amendment with the State of Nevada to changing the name from “Nine Alliance Science and Technology Group” to “Coretag Holdings, Inc.”

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

CORETAG HOLDINGS, INC.

(FORMERLY NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.5 Stock-Based Compensation

As of September 30, 2023 & September 30, 2022, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

 For the years ended September 30, 2023 and September 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

CORETAG HOLDINGS, INC.

(FORMERLY NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $144,364 as of September 30, 2023 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at September 30, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

On June 2, 2023, the Company filed a Certificate of Amendment with the State of Nevada for a 1 for 2,500 Reverse Stock Split of common stock issued, with any fractional shares rounded up. The result would be 90,000 Post-Reverse shares issued and outstanding from 225,000,000. This is pending approval with FINRA.

As of the years ended September 30, 2022 and September 30, 2023, the Company had 290,000,000 shares of Common Stock Authorized and 225,000,000 shares of Common Stock Issued and Outstanding.

As of the year ended September 30, 2022 and September 30, 2023, the Company had 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding.

CORETAG HOLDINGS, INC.

(FORMERLY NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

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

During the years September 30, 2019 – September 30, 2021, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company. The amount of $5,250 was included in a Convertible Note owed to Joseph Passalaqua, dated November 30, 2021 and was non-interest bearing, payable on demand and unsecured. On December 7, 2021, the Company issued 150,000,000 shares of Common Stock to Friction & Heat LLC; Joseph Passalaqua as Managing Member, in exchange for $28,694 in debt conversion, which included this amount. This amount is paid in full.

In the twelve months ended September 30, 2022, Joseph Passalaqua, an officer and Related Party, advanced the Company $14,424 to cover the Company’s expenses that included Stock Transfer Agent and EDGAR/XBRL Agent fees. This amount is held in a Convertible Promissory Note that is non-interest bearing, payable on demand and unsecured.

In the twelve months ended September 30, 2023, Joseph Passalaqua, an officer and Related Party, advanced the Company $31,993 to cover the Company’s expenses that included Stock Transfer Agent and EDGAR/XBRL Agent fees. This amount is held in a Convertible Promissory Note that is non-interest bearing, payable on demand and unsecured.

As of September 30, 2023, $46,417 is outstanding and included in Note Payable – Related Party – due to to Joseph Passalaqua, Sole Officer and Director.

In the twelve months ended September 30, 2022, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $7,000. This amount is non-interest bearing, payable on demand and unsecured.

In the twelve months ended September 30, 2023, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $5,500. This amount is non-interest bearing, payable on demand and unsecured.

As of September 30, 2022, $12,500 is outstanding and included in Related Party Payable – due to Lyboldt-Daly Inc.

The Company currently operates out of an office of a related party free of rent.

CORETAG HOLDINGS, INC.

(FORMERLY NINE ALLIANCE SCIENCE AND TECHNOLOGY GROUP)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

NOTE 6 – INCOME TAXES

As of September 30, 2023, the Company had net operating loss carry forwards of approximately $144,364 that may be available to reduce future years' taxable income in varying amounts through 2043.

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

The 21% tax rate provision for Federal income tax consists of the following:

	September 30, 2023	September 30, 2022
Federal income tax benefit attributable to:
Current operations	$30,316	$23,873
Less: change in valuation allowance	(30,316)	(23,873)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2023	September 30, 2022
Deferred tax asset attributable to:
Net operating loss carry over	$50,527	$39,789
Less: valuation allowance	(50,527)	(39,789)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $144,364 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

The Company filed a Certificate of Amendment with the State of Nevada for a 1 for 2,500 reverse stock split of common stock issued, with any fractional shares rounded up. The result would be 90,000 Post-Reverse shares issued and outstanding from 225,000,000. It was filed on June 2, 2023 and currently being reviewed and pending approval with FINRA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on his evaluation of our disclosure controls and procedures as of the date of this report September 30, 2023 and the date of filing December 8, 2023, Joseph C. Passalaqua, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended September 30, 2023 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses under COSO and SEC rules are, as described below:

(1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2023 and communicated the matters to our management and board of directors.

Management is currently evaluating remediation plans for the above control deficiency.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Because of the above condition, the sole officer, Joseph Passalaqua determined that, as of the date of this report, September 30, 2023 and the date of filing, December 8, 2023, Company’s internal controls over financial reporting were not effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current directors and each director nominee, as of September 30, 2023 and the date of filing.

Name	Position	Age	Director Since
Joseph C. Passalaqua	Director	75	2019

Joseph C. Passalaqua

Mr. Passalaqua, 74, has been the president of Lyboldt-Daly, Inc., a real estate management company, since February 1996. He worked in sales for Summit Automotive from 2012 to 2016. He became President, Secretary and a Director of Plantation Lifecare Developers, Inc. in February 2015 until it merged into Plantation Corp. effective July 27, 2017. He was President, Secretary, Treasurer and Director of Plantation Corp. from April 27, 2017 until May 18, 2017 when he became Executive Vice-president and Director. He resigned as Executive Vice-president and Director on September 14, 2018. Mr. Passalaqua is serving as President and Director of Petro USA, previously All State Properties Holdings, Inc. (PBAJ) since February 2017. Mr. Passalaqua is now currently serving as President and Director of Coretag Holdings, inc. (formerly Nine Alliance Science and Technology Group) since August 2020.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer. The following table sets forth information regarding our executive officers as of September 30, 2022 and the date of this filing.

Name	Principal Occupation	Age	Office
Joseph C. Passalaqua	Chief Executive Officer, Chief Financial Officer and Secretary	75	Since 2019

Joseph C. Passalaqua’s biographical summary is included under “Our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers from as of the years ended September 30, 2022 and September 30, 2023:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2022	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, Chief Financial Officer, Secretary and Director)	2023	$0	$0	$0	$0	$0	$0	$0	$0

Employment Agreements

The Company does not have employment agreements with any of its officers or directors and there are no other employees.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended September 30, 2022 and September 30, 2023.

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

Stock Option Grants

We had no outstanding equity awards from inception through the year ended September 30, 2023. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended September 30, 2023:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Principal Stockholders

The following table sets forth, as of September 30, 2023, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Beneficial Owner	Number of Shares Beneficially Owned	Percent
Friction & Heat, LLC Beneficial Owner - Joseph C. Passalaqua 106 Glenwood Drive S. Liverpool, NY 13090-3340	220,000,000	97.78%

Named Executive Officers and Directors:
Joseph C. Passalaqua – owns Friction & Heat LLC 106 Glenwood Drive S. Liverpool, NY 13090-3340	220,000,000	97.78%
All executive officers and directors as a group (1 person)	220,000,000	97.78%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Passalaqua is considered to be a promoter, and currently is the only promoter, of Coretag Holdings, Inc. Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

In the years ended September 30, 2022 and September 30, 2023, Joseph Passalaqua, an officer and Related Party, advanced the Company $46,417 to cover the Company’s expenses. This amount is held in a Convertible Promissory Notes that are non-interest bearing, payable on demand and unsecured. As of September 30, 2023, $46,417 is outstanding and included in Note Payable – Related Party to Joseph Passalaqua.

In the years ended September 30, 2022 and September 30, 2023, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Coretag Holdings Inc. (Formerly Nine Alliance Science and Technology Group, Inc.), provided the internal accounting for the Company in the amount of $12,500. This amount is non-interest bearing, payable on demand and unsecured.

As of September 30, 2023, $12,500 is outstanding and included in Related Party Payable to Lyboldt-Daly Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended September 30, 2022, the total fees billed for audit-related services were $19,470, $0 for tax services and $0 for all other services

During the year ended September 30, 2023, the total fees billed for audit-related services were $9,000, $0 for tax services and $0 for all other services.

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

CORETAG HOLDINGS, INC.

Date: December 8, 2023	By:	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua
President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

