Form 10-Q
period 2024-03-31
CORETAG, INC.
filed 2024-05-13
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

        .☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-56293

CORETAG, INC.

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

As of March 31, 2024, there were 93,300 shares of common stock, $0.0001 par value per share, outstanding.

As of May 13, 2024, the date of this filing, there were 93,300 shares of common stock, $0.0001 par value per share, outstanding.

CORETAG, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of CORETAG, INC. (formerly “Coretag Holdings, Inc”) (formerly “Nine Alliance Science and Technology Group”) a Nevada corporation (the “Company”), contains “forward-looking statements.”  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and the demand for the Company’s products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

As used in this quarterly report, the terms "we", "us", "our", mean CORETAG, INC., unless the context clearly requires otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

CORETAG, INC.
BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	September 30,
	2024	2023

ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$12,252	$8,450
Accounts Payable - Related Party	15,500	12,500
Income Tax Payable	2,303	2,303
Note Payable - Related Party	61,387	46,417
Total Current Liabilities	91,442	69,670

Total Liabilities	$91,442	$69,670

Stockholders' Deficit
Preferred Stock; Blank Check, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and Outstanding
as of March 31, 2024 and September 30, 2023	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 93,300 shares Issued and Outstanding
as of March 31, 2024 and September 30, 2023	9	9
Additional Paid-In Capital	74,685	74,685
Accumulated Deficit	(166,136)	(144,364)

Total Stockholders' Deficit	(91,442)	(69,670)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements

CORETAG, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Revenues:	$—	$—	$—	$—

Operating Expenses
General and Administrative Expenses	817	6,890	1,838	7,238
Professional Fees	6,926	5,680	19,934	10,191
Total Operating Expenses	7,743	12,570	21,772	17,429

Loss From Operations	(7,743)	(12,570)	(21,772)	(17,429)

Income Tax Provision	$—	$—	$—	$—

Net Loss	$(7,743)	$(12,570)	$(21,772)	$(17,429)

Basic & Diluted Loss per Common Share	$(0.08)	$(0.13)	$(0.23)	$(0.19)

Weighted Average Common Shares
Outstanding	93,300	93,300	93,300	93,300

The accompanying notes are an integral part of these financial statements

CORETAG, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended March 31, 2024

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of September 30, 2023	93,300	$9	$74,685	$(144,364)	$(69,670)

Net Loss for the Three Months Ended December 31, 2023	—	$—	$—	$(14,029)	$(14,029)

Net Loss for the Three Months Ended March 31, 2024	—	$—	$—	$(7,743)	$(7,743)

Balance as of March 31, 2024	93,300	$9	$74,685	$(166,136)	$(91,442)

The accompanying notes are an integral part of these financial statements

CORETAG, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended March 31, 2023

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of September 30, 2022	93,300	$9	$74,685	$(114,183)	$(39,489)

Net Loss for the Three Months Ended December 31, 2022	—	$—	$—	$(4,859)	$(4,859)

Net Loss for the Three Months Ended March 31, 2023	—	$—	$—	$(12,570)	$(12,570)

Balance as of March 31, 2023	93,300	$9	$74,685	$(131,612)	$(56,918)

The accompanying notes are an integral part of these financial statements

CORETAG, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21,772)	$(17,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	3,802	(3,893)
Accounts Payable - Related Party	3,000	2,500
Net Cash Used in Operating Activities	$(14,970)	$(18,822)

CASH FLOWS FROM FINANCING
Notes Payable - Related Party	14,970	20,841
Net Cash Provided by Financing Activities	$14,970	$20,841

Net Increase in Cash	$—	$2,019
Cash at the Beginning of Period	$—	$68
Cash at the End of Period	$—	$2,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these financial statements

CORETAG, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Coretag, Inc. (“CORETAG” or the “Company”) was incorporated as Paramount Supply Inc. and established under the Corporation Laws of the State of Nevada on September 12, 2014. On September 29, 2017, the Company filed a Certificate of Amendment changing the name from “Paramount Supply Inc.” to “Nine Alliance Science and Technology Group”. The Company was formed for the purpose of marketing and distributing ladies fashion handbags. At the end of 2017 the Company became dormant and ceased all business operations.

On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a stockholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary. As of the period ended, March 31, 2024, Joseph Passalaqua is CEO, CFO and Secretary.

On June 2, 2023 the Company filed with the State of Nevada to change the Company name to “Coretag Holdings Inc.”, then Amended to “Coretag Inc.” and a 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents have been provided to FINRA. The Name change and Reverse Split became effective at the open of market on April 10, 2024 (“Effective date”).

The current name of the Company is Coretag, Inc.

On June 6, 2023 the Company entered into a Common Stock Purchase Agreement with Coretag Holding AG, a German Public Limited Company, following the Closing date, when the reverse split receives approval, the Company will file a Super 8K with the SEC.

We are currently considered a shell company Rule 405 defines a shell company as a company with 1) no or nominal operations, and either 2)no or nominal assets, 3) assets consisting solely of cash and cash equivalents, or 4) assets consisting of any amount of cash and cash equivalents and nominal other assets. We will remain classified as a shell company until we qualify for an exemption pursuant to Rule 144 (i)(2) by meeting the following requirements: Coretag, Inc. will no longer be a shell company when it mandatorily files reports with the SEC, it has filed all required reports during the past 12 months, and it has been over a year since the current Form 10 information was filed. Security holders will not be able to rely on Rule 144 for the resale of restricted and/or control securities as long as JMKJ remains classified as a shell corporation.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $166,136 as of March 31, 2024 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at March 31, 2024. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

CORETAG, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2024

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of the previous year ended September 30, 2023 the Company had $0 in total assets, cash on hand. At March 31, 2024, the Company had $0 in total assets, cash on hand.

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

CORETAG, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2024 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.5 Stock-Based Compensation

For the six months ended March 31, 2024 and the year ended September 30, 2023, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

 For the six months ended March 31, 2024 and the year ended September 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

CORETAG, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

NOTE 3 – COMMON STOCK

On June 2, 2023 the Company filed with the State of Nevada to change the Company name to Coretag, Inc. and also requested approval for a 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents for the 2,500-to-1 Reverse Stock Split of Issued Common Stock have been provided to FINRA.

As of the year ended September 30, 2023, the Company had 290,000,000 shares of Common Stock Authorized and 93,300 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding as result of a 2,500-to-1 Reverse Stock Split of the issued and outstanding shares of common stock, that was approved on April 10, 2024, being taken retroactively.

As of the six months ended March 31, 2024, the Company had 290,000,000 shares of Common Stock Authorized and 93,300 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding as result of a 2,500-to-1 Reverse Stock Split of the issued and outstanding shares of common stock, that was approved on April 10, 2024, being taken retroactively.

As of the current date of filing, the Company had 93,300 shares of Common Stock Issued and Outstanding as result of a 2,500-to-1 Reverse Stock Split of the issued and outstanding shares, that was approved on April 10, 2024.

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

In the last two years ended September 30, 2022 and September 30, 2023, Joseph Passalaqua, an officer and Related Party, advanced the Company $14,424 and $31,993, respectively to cover the Company’s expenses that included Stock Transfer Agent and EDGAR/XBRL Agent fees. These amounts are held in Unsecured Promissory Notes that are non-interest bearing, payable on demand and unsecured.

 In the six months ended March 31, 2024, Joseph Passalaqua, an officer and Related Party, advanced the Company $14,970 to cover the Company’s expenses that included Stock Transfer Agent and EDGAR/XBRL Agent fees. This amount is held in Unsecured Promissory Notes that are non-interest bearing, payable on demand and unsecured.

As of March 31, 2024, $61,387 is outstanding and included in Note Payable – Related Party – due to to Joseph Passalaqua, Sole Officer and Director.

In the last two years ended September 30, 2022 and September 30, 2023, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $7,000 and $5,500, respectively. This amount is non-interest bearing, payable on demand and unsecured.

 In the six months ended September 30, 2023, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $3,000. This amount is non-interest bearing, payable on demand and unsecured.

 As of March 31, 2024, $15,500 is outstanding and included in Related Party Payable – due to Lyboldt-Daly Inc.

The Company currently operates out of an office of a related party free of rent.

CORETAG, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

NOTE 5 – INCOME TAXES

As of six months ended March 31, 2024, the Company had net operating loss carry forwards of approximately $166,136 that may be available to reduce future years' taxable income in varying amounts through 2044.

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

The 21% tax rate provision for Federal income tax consists of the following:

	March 31, 2024	September 30, 2023
Federal income tax benefit attributable to:
Current operations	$34,889	$30,316
Less: change in valuation allowance	(34,889)	(30,316)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2024	September 30, 2023
Deferred tax asset attributable to:
Net operating loss carry over	$58,148	$50,527
Less: valuation allowance	(58,148)	(50,527)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $166,136 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 6 - SUBSEQUENT EVENTS

On April 10, 2024, the effective date, FINRA approved the 2,500-to-1 Reverse Stock Split, resulting in 93,300 shares of common stock issued and outstanding as of that date and name change of the Company to Coretag Inc. This has been shown retroactively on the Company’s Financial Statements.

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

CORETAG, INC. (Formerly “Coretag Holdings, Inc.”), (Formerly “Nine Alliance Science and Technology Group”), “We”, or the “Company” was incorporated in the State of Nevada on September 12, 2014, under the name Paramount Supply Inc. The Company then known as Paramount Supply Inc. last filed a financial report with the SEC on August 25, 2017. On September 29, 2017, our name was changed to Nine Alliance Science and Technology Group. On August 27, 2020, a motion and application was made to appoint a Custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 3 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the request for Custodian for the Company (“Custodian”).   Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. In the Revival of the Company, Investment Reserves Series, as the Custodian of the Company, appointed Joseph Passalaqua as CEO, CFO and Secretary. On June 2, 2023 the Company filed with the State of Nevada to change the Company name to Coretag, Inc.

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

No revenue has been generated in the last two years ended September 30, 2022 and September 30, 2023 and in the six months ended March 31, 2024.

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities. On June 2, 2023 the Company filed with the State of Nevada to and requested approval for a name change and 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents have been provided to FINRA.

On June 6, 2023 the Company entered into a Common Stock Purchase Agreement with Coretag Holding AG, a German Public Limited Company, following the Closing date, when the reverse split receives approval, the Company will file a Super 8K with the SEC.

 The authorized capital stock of CORETAG, INC. consists of 290,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”) and 10,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred”).

On June 2, 2023 the Company filed with the State of Nevada to change the Company name to Coretag, Inc. and also requested approval for a 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents for the 2,500-to-1 Reverse Stock Split of Issued Common Stock have been provided to FINRA and was approved on April 10, 2024.

As of the year ended September 30, 2023, the Company had 93,300 shares of Common Stock Authorized and 225,000,000 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding as result of a 2,500-to-1 Reverse Stock Split of the issued and outstanding shares of common stock, that was approved on April 10, 2024, being taken retroactively.

As of the six months ended March 31, 2024, the Company had 93,300 shares of Common Stock Authorized and 225,000,000 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding as result of a 2,500-to-1 Reverse Stock Split of the issued and outstanding shares of common stock, , that was approved on April 10, 2024, being taken retroactively.

Recent Developments

On June 2, 2023 the Company filed with the State of Nevada to change the Company name to “Coretag Holdings Inc.”, then Amended to “Coretag Inc.” and a 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents have been provided to FINRA. The Name change and Reverse Split became effective at the open of market on April 10, 2024 (“Effective date”).

The current name of the Company is Coretag, Inc.

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

Employees

We have no employees.

Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023

Revenues

We have generated revenues of $0 and $0 for the three months ended March 31, 2024 and March 31, 2023.

Operating and Administrative Expenses

Operating expenses for the three months ended March 31, 2024 were $7,743 compared with $12,570 for the three months ended March 31, 2023.  The decrease in operating expenses was attributable to a decrease in General and Administrative fees, from $6,890 for the three months March 31, 2023 to $817 for the three months ended March 31, 2024. There was an increase in Professional fees, from $5,680 for the three months ended March 31, 2023 to $6,926 for the three months ended March 31, 2024.

Loss from Operations

Operating Loss before income tax for the three months ended March 31, 2024 was $(7,743), a decrease of $4,827 for the comparable period of March 31, 2023, of which the loss from operations was $(12,570). This was attributable to decreased General and Administrative fees in the last three months.

Net loss

The Net loss for the three months ended March 31, 2024 was $(7,743), compared to a Net loss of $(12,570) for the three months ended March 31, 2023. This was attributable to decreased General and Administrative fees in the last three months.

Results of Operations for the Six Months Ended March 31, 2024 and March 31, 2023

Revenues

We have generated revenues of $0 and $0 for the six months ended March 31, 2024 and March 31, 2023.

Operating and Administrative Expenses

Operating expenses for the six months ended March 31, 2024 were $21,772 compared with $17,429 for the six months ended March 31, 2023.  The increase in operating expenses was attributable to an increase in Professional fees, from $10,191 for the six months March 31, 2023 to $19,934 for the six months ended March 31, 2024. There was an decrease in General and Administrative fees, from $7,238 for the six months ended March 31, 2023 to $1,838 for the six months ended March 31, 2024.

Loss from Operations

Operating Loss before income tax for the six months ended March 31, 2024 was $(21,772), an increase of $4,343 for the comparable period of March 31, 2023, of which the loss from operations was $(17,429). This was attributable to increased Professional fees that included Auditor and Internal Accounting fees for quarterly and annual filings for 2023 and 2024.

Net loss

The Net loss for the six months ended March 31, 2024 was $(21,772), compared to a Net loss of $(17,429) for the six months ended March 31, 2023. This was attributable to increased Professional fees that included Auditor and Internal Accounting fees for quarterly and annual filings for 2023 and 2024.

Liquidity and Capital Resources

As of the year ended September 30, 2023 and the six months ended March 31, 2024, the Company's total assets were $0, respectively.

As of the last year ended, September 30, 2023, the Company had total liabilities of $69,670 that consisted of $8,450 in Accounts Payable, $12,500 in Accounts Payable – Related Party and $46,417 in Notes Payable - Related Party, ( with Joseph Passalaqua the Related Party for both) and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the six months ended March 31, 2024, the Company had total liabilities of $91,442 that consisted of $12,252 in Accounts Payable, $15,500 in Accounts Payable – Related Party and $61,387 in Notes Payable - Related Party, ( with Joseph Passalaqua the Related Party for both) and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the last year ended September 30, 2023, the Company has a working capital deficit of $69,670.

 As of the six months ended March 31, 2024, the Company has a working capital deficit of $91,442.

Working Capital and Cash Flows

Working Capital	March 31, 2024	September 30, 2023

Current Assets	$—	$—
Current Liabilities	91,442	69,670
Working Capital	$91,442	$69,670

Cash Flows	March 31, 2024	March 31, 2023

Cash Flows from (used in) Operating Activities	$(14,970)	$(18,822)
Cash Flows used in Financing Activities	14,970	20,841
Net Increase (decrease) in Cash During Period	$—	$2,019

Cash Flows from Operating Activities

During the six months ended March 31, 2024 and March 31, 2023, the Company had $14,970 and $18,822, respectively, in cash used for operating activities.

Cash Flows from Financing Activities

During the six months March 31, 2024 and March 31, 2023, the Company had $14,970 and $20,841, respectively, in cash received from financing activities.

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

 The Company, as of the date of this report had approximately $0 in cash and has not earned any revenues from operations to date. For the last six months ending March 31, 2024, our operating expenses were $21,772. In the previous two fiscal years our operating expenses were $30,181 and $33,890 in the years ended September 30, 2023 and September 30, 2022 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 of the registration statement filed.

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

Other Contractual Obligations

As of the year ended September 30, 2023 and the six months ended March 31, 2024, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Joseph Passalaqua, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Joseph Passalaqua, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of March 31, 2024 and as of the date of this filing, May 13, 2024.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

CORETAG, INC.

Date: May 13, 2024	By:	/s/ Joseph Passalaqua
Name: Joseph Passalaqua
Title: President Chief Executive Officer Chief Financial Officer