Form 10-Q
period 2024-06-30
CORETAG, INC.
filed 2024-08-29
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x.. No¨ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x. No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	.	Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No¨

As of March 31, 2024, there were 93,300 shares of common stock, $0.0001 par value per share, outstanding.

As of August 29, 2024, the date of this filing, there were 93,300 shares of common stock, $0.0001 par value per share, outstanding.

CORETAG, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

CORETAG, INC.
Balance Sheets

	June 30,	September 30,
	2024	2023
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$—	$—
Total current assets	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$12,557	$8,450
Accounts payable - Related party	15,638	12,500
Income tax payable	2,303	2,303
Notes payable - related party	64,909	46,417
Total current liabilities	95,407	69,670

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	—	—
Common stock- authorized 290,000,000 shares,
par value $0.0001, issued and outstanding
93,300 shares	9	9
Additional paid-in capital	74,685	74,685
Accumulated deficit	(170,101)	(144,364)
Total stockholders' deficit	(95,407)	(69,670)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CORETAG, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$—	$—	$—	$—

Operating expenses:
Cost of sales
General and administrative	443	4,719	2,281	11,957
Compensation	—	—	—	—
Professional fees	3,522	4,352	23,456	14,543
Total operating expenses	3,965	9,071	25,737	26,500

Loss from operations	(3,965)	(9,071)	(25,737)	(26,500)

Other expense
Interest expense	—	—	—	—
Total other expense	—	—	—	—

Net loss	$(3,965)	$(9,071)	$(25,737)	$(26,500)

Net loss per share (basic and diluted)	$(0.04)	$(0.10)	$(0.28)	$(0.28)

Weighted average shares outstanding	93,300	93,300	93,300	93,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CORETAG, INC.
Statements of Stockholders ‘Deficit
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2023	—	$—	93,300	$9	$74,685	$(144,364)	$(69,670)
Net Loss for December 31, 2023	—	—	—	—	—	(14,029)	(14,029)
Balance, December 31, 2023	—	—	93,300	9	74,685	(158,393)	(83,699)
Net Loss for March 31, 2024	—	—	—	—	—	(7,743)	(7,743)
Balance, March 31, 2024		—	93,300	9	74,685	(166,136)	(91,442)
Net Loss for June 30, 2024	—	—	—	—	—	(3,965)	(3,965)
Balance, June 30, 2024	—	—	93,300	$9	$74,685	$(170,101)	$(95,407)

Balance, September 30, 2022	—	$—	93,300	$9	$74,685	$(114,183)	$(39,489)
Net Loss for December 31, 2022	—	—	—	—	—	(4,859)	(4,859)
Balance, December 31, 2022	—	—	93,300	9	74,685	(119,042)	(44,348)
Net Loss for March 31, 2023	—	—	—	—	—	(12,570)	(12,570)
Balance, March 31, 2023	—	—	93,300	9	74,685	(131,612)	(56,918)
Net Loss for June 30, 2023	—	—	—	—	—	(9,071)	(9,071)
Balance, June 30, 2023	—	$—	93,300	$9	$74,685	$(140,683)	$(65,989)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CORETAG, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(25,737)	$(26,500)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Accounts payable	4,107	(3,491)
Accounts payable - Related Party	3,138	3,750

Net Cash Used in Operating Activities	(18,492)	(26,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	—

Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes Payable - Related Party	18,492	26,173
Repurchase of common stock	—	—

Net Cash Provided by Financing Activities	18,492	26,173

Increase (decrease) in cash	—	(68)

Cash, beginning of period	—	68

Cash, end of period	—	—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CORETAG, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2024

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $170,101 as of June 30, 2024 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at June 30, 2024. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2024

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of the previous year ended September 30, 2023 the Company had $0 in total assets, cash on hand. At June 30, 2024, the Company had $0 in total assets, cash on hand.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2024 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.5 Stock-Based Compensation

For the nine months ended June 30, 2024 and the year ended September 30, 2023, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For the nine months ended June 30, 2024 and the year ended September 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2024

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

As of the nine months ended June 30, 2024, the Company had 290,000,000 shares of Common Stock Authorized and 93,300 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding as result of a 2,500-to-1 Reverse Stock Split of the issued and outstanding shares of common stock, that was approved on April 10, 2024, being taken retroactively.

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

In the nine months ended June 30, 2024, Joseph Passalaqua, an officer and Related Party, advanced the Company $14,970 to cover the Company’s expenses that included Stock Transfer Agent and EDGAR/XBRL Agent fees. This amount is held in Unsecured Promissory Notes that are non-interest bearing, payable on demand and unsecured.

As of June 30, 2024, $64,909 is outstanding and included in Note Payable – Related Party – due to Joseph Passalaqua, Sole Officer and Director.

In the last two years ended September 30, 2022 and September 30, 2023, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $7,000 and $5,500, respectively. This amount is non-interest bearing, payable on demand and unsecured.

In the year ended September 30, 2023, Lyboldt-Daly, Inc; its sole officer is Joseph Passalaqua, who is also an officer and Related Party of Nine Alliance Science and Technology Group, Inc., provided the internal accounting for the Company in the amount of $3,000. This amount is non-interest bearing, payable on demand and unsecured.

As of June 30, 2024, $15,638 is outstanding and included in Related Party Payable – due to Lyboldt-Daly Inc.

The Company currently operates out of an office of a related party free of rent.

CORETAG, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

NOTE 5 – INCOME TAXES

As of nine months ended June 30, 2024, the Company had net operating loss carry forwards of approximately $170,101 that may be available to reduce future years' taxable income in varying amounts through 2044.

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

The 21% tax rate provision for Federal income tax consists of the following:

	June 30, 2024	September 30, 2023
Federal income tax benefit attributable to:
Current operations	$35,721	$30,316
Less: change in valuation allowance	(35,721)	(30,316)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2024	September 30, 2023
Deferred tax asset attributable to:
Net operating loss carry over	$59,535	$50,527
Less: valuation allowance	(59,535)	(50,527)
Net deferred tax asset	$—	$—

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

On June 6, 2023, the Company entered into a Common Stock Purchase Agreement with Coretag Holding AG, a German Public Limited Company, following the Closing date, when the reverse split receives approval, the Company will file a Super 8K with the SEC.

The authorized capital stock of CORETAG, INC. consists of 290,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”) and 10,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred”).

On June 2, 2023, the Company filed with the State of Nevada to change the Company name to Coretag, Inc. and also requested approval for a 2,500-to-1 Reverse Stock Split of the Issued and Outstanding Shares of Common Stock. The Board Resolutions and Consents for the 2,500-to-1 Reverse Stock Split of Issued Common Stock have been provided to FINRA and was approved on April 10, 2024.

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

As of the nine months ended June 30, 2024, the Company had 225,000,000 shares of Common Stock Authorized and 93,300 shares of Common Stock Issued and Outstanding and 10,000,000 shares of Blank Check Preferred Stock Authorized and 0 Issued and Outstanding as result of a 2,500-to-1 Reverse Stock Split of the issued and outstanding shares of common stock, , that was approved on April 10, 2024, being taken retroactively.

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

Our current business address is: 7325 Oswego Road, Liverpool, NY 13090.

Our telephone number is (315) 451-7515.

This location serves as our primary office for planning and implementing our business plan. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

Employees

We have no employees.

Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023

Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2024 and June 30, 2023.

Operating and Administrative Expenses

Operating expenses for the three months ended June 30, 2024 were $7,743 compared with $12,570 for the three months ended June 30, 2023. The decrease in operating expenses was attributable to a decrease in General and Administrative fees, from $6,890 for the three months June 30, 2023 to $817 for the three months ended June 30, 2024. There was an increase in Professional fees, from $5,680 for the three months ended June 30, 2023 to $6,926 for the three months ended June 30, 2024.

Loss from Operations

Operating Loss before income tax for the three months ended June 30, 2024 was $(3,965), a decrease of $5,106 for the comparable period of June 30, 2023, of which the loss from operations was $(9.071). This was attributable to decreased General and Administrative fees in the last three months.

Net loss

The Net loss for the three months ended June 30, 2024 was $(3,965), compared to a Net loss of $(9,071) for the three months ended June 30, 2023. This was attributable to decreased General and Administrative fees in the last three months.

Results of Operations for the Nine Months Ended June 30, 2024 and June 30, 2023

Revenues

We have generated revenues of $0 and $0 for the nine months ended June 30, 2024 and June 30, 2023.

Operating and Administrative Expenses

Operating expenses for the nine months ended June 30, 2024 were $21,772 compared with $17,429 for the nine months ended June 30, 2023. The increase in operating expenses was attributable to an increase in Professional fees, from $10,191 for the nine months ended June 30, 2023 to $19,934 for the nine months ended June 30, 2024. There was a decrease in General and Administrative fees, from $7,238 for the nine months ended June 30, 2023 to $1,838 for the nine months ended June 30, 2024.

Loss from Operations

Operating Loss before income tax for the nine months ended June 30, 2024 was $(25,737), a decrease of $763 for the comparable period of June 30, 2023, of which the loss from operations was $(26,500). This was attributable to decreased General and Administrative fees from $11,957 for the nine months ended June 30, 2023 to $2,281 for the nine months ended June 30, 2024 and increased Professional fees that included Auditor and Internal Accounting fees for quarterly and annual filings for 2023 and 2024.

Net loss

The Net loss for the nine months ended June 30, 2024 was $(25,737), compared to a Net loss of $(26,500) for the nine months ended June 30, 2023. This was attributable to decreased General and Administrative fees from $11,957 for the nine months ended June 30, 2023 to $2,281 for the nine months ended June 30, 2024 and increased Professional fees that included Auditor and Internal Accounting fees for quarterly and annual filings for 2023 and 2024.

Liquidity and Capital Resources

As of the year ended September 30, 2023 and the nine months ended June 30, 2024, the Company's total assets were $0, respectively.

As of the year ended, September 30, 2023, the Company had total liabilities of $69,670 that consisted of $8,450 in Accounts Payable, $12,500 in Accounts Payable – Related Party and $46,417 in Notes Payable - Related Party, ( with Joseph Passalaqua the Related Party for both) and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the nine months ended June 30, 2024, the Company had total liabilities of $95,407 that consisted of $12,557 in Accounts Payable, $15,638 in Accounts Payable – Related Party and $64,909 in Notes Payable - Related Party, ( with Joseph Passalaqua the Related Party for both) and $2,303 in Income Tax Payable. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the year ended September 30, 2023, the Company has a working capital deficit of $69,670.

As of the nine months ended June 30, 2024, the Company has a working capital deficit of $95,407.

Working Capital and Cash Flows

Working Capital	June 30, 2024	September 30, 2023

Current Assets	$—	$—
Current Liabilities	95,407	69,670
Working Capital	$95,407	$69,670

Cash Flows	June 30, 2024	June 30, 2023

Cash Flows from (used in) Operating Activities	$(18,492)	$(26,241)
Cash Flows used in Financing Activities	18,492	26,173
Net Increase (decrease) in Cash During Period	$—	$(68)

Cash Flows from Operating Activities

During the nine months ended June 30, 2024 and June 30, 2023, the Company had $18,492 and $26,241, respectively, in cash used for operating activities.

Cash Flows from Financing Activities

During the nine months June 30, 2024 and June 30, 2023, the Company had $18,492 and $26,173, respectively, in cash received from financing activities.

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

The Company, as of the date of this report had approximately $0 in cash and has not earned any revenues from operations to date. For the last nine months ending June 30, 2024, our operating expenses were $25,737. In the previous two fiscal years our operating expenses were $30,181 and $33,890 in the years ended September 30, 2023 and September 30, 2022 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 of the registration statement filed.

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

Other Contractual Obligations

As of the year ended September 30, 2023 and the nine months ended June 30, 2024, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

 ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Joseph Passalaqua, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Joseph Passalaqua, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2024 and as of the date of this filing, August 28, 2024.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CORETAG, INC.

Date: August 29, 2024	By:	/s/ Joseph Passalaqua
Name: Joseph Passalaqua
Title: President Chief Executive Officer Chief Financial Officer