Form 10-Q/A
period 2024-06-30
CORETAG, INC.
filed 2025-04-04
CIK 1624140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

    The purpose of this amendment to Coretag, Inc. Quarterly Report on Form 10-Q/A for the period ended June 30, 2024 ("Form 10-Q/A"), initially filed with the Securities and Exchange Commission on May 29, 2024 is because our prior auditors GreenGrow CPAs resigned alleging that they did not review the original Form 10-Q for period ending June 30, 2024,  Therefore the Company had these financials reviewed again by their current auditors Boladale Lawal & Co.

Other than the dates, no other changes have been made to the Form 10-Q This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

CORETAG, INC.

Date: April 4, 2025	By:	/s/ Joseph Passalaqua
Name: Joseph Passalaqua
Title: President Chief Executive Officer Chief Financial Officer